Form 10-Q
period 1998-03-31
DELPHI INTERNATIONAL LTD
filed 1998-05-14
CIK 1045275

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1998
                               --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission File Number 333-34829
                       ---------


                            DELPHI INTERNATIONAL LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Bermuda                            (441) 295 1683                           N/A
---------------------------------   ------------------------------    ---------------------------------
(State or other Jurisdiction of     (Registrant's telephone number,     (I.R.S. Employer Identification
incorporation or organization)            including area code)                      Number)


    Chevron House, 11 Church Street, Hamilton, Bermuda             HM HX
--------------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)






Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days:

                  Yes     X         No
                      --------          ---------

     As of May 1, 1998, the Registrant had 2,039,507 shares of Common Stock outstanding.

                          DELPHI INTERNATIONAL LTD.

                                  FORM 10-Q

                                    INDEX


PART I.     FINANCIAL INFORMATION                             Page


            Consolidated Statement of Income for the Period
              Ended March 31, 1998                              3

            Consolidated Balance Sheet at March 31, 1998        4

            Consolidated Statement of Cash Flows for the
              Period Ended March 31, 1998                       5

            Notes to Consolidated Financial Statements          6

            Management's Discussion and Analysis of Financial
              Condition and Results of Operations               9



PART II     OTHER INFORMATION                                  11

                        PART 1. FINANCIAL INFORMATION

                  DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME

                PERIOD FROM JANUARY 27, 1998 TO MARCH 31, 1998
                          (EXPRESSED IN US DOLLARS)
                                 (UNAUDITED)

REVENUE:

Premiums Written                                       $120,833,950
Premiums Ceded                                                    0
                                                       ------------

Net Written Premiums                                    120,833,950

Change in Unearned Premiums                                       0
                                                       ------------

Premiums Earned                                         120,833,950

Net Investment Income                                     7,581,132
                                                       ------------

   Total Revenues                                       128,415,082
                                                       ------------

LOSSES AND EXPENSES:

Losses Incurred                                         116,938,169
Underwriting and Acquisition Expenses                     6,740,540
Interest Expense                                            510,411
General and Administrative Expenses                         247,419
Incorporation Costs                                       1,154,104
                                                       ------------

   Total Losses and Expenses                            125,590,643
                                                       ------------

Net Income                                                2,824,439

Other Comprehensive Income:
   Unrealized Gains on Fixed Maturity Securities            118,050
                                                       ------------

Comprehensive Income                                   $  2,942,489
                                                       ============

Net Income per share of common stock                   $       1.38

   Common shares outstanding                              2,039,507

                See notes to consolidated financial statements

                  DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                MARCH 31, 1998
                          (EXPRESSED IN US DOLLARS)
                                 (UNAUDITED)

ASSETS

Investments:
   Balance with independent investment managers                    $135,897,925
   Fixed Maturity Securities available for sale                       4,070,530
                                                                   ------------
   Total                                                            139,968,455
Cash and Equivalents                                                 16,726,466
Funds Withheld by Ceding Reinsurer                                   15,799,359
Other Assets                                                            189,357
                                                                   ------------

TOTAL ASSETS                                                       $172,683,637
                                                                   ============

LIABILITIES

Reserve for Outstanding Losses                                     $115,254,370
Reinsurance Balances Payable                                          1,747,386
Loans                                                                30,000,000
Other Liabilities                                                     2,484,445
                                                                   ------------

TOTAL LIABILITIES                                                   149,486,201
                                                                   ------------

SHAREHOLDERS' EQUITY

Preferred Stock $0.01 par value; 5,000,000 shares authorized                  -
Common Stock $0.01 par value; 10,000,000 shares authorized                    -
2,039,507 common shares issued and outstanding                           20,395
Additional Paid-in Capital                                           20,234,552
Unrealized Gains on Fixed Maturity Securities                           118,050
Retained Earnings                                                     2,824,439
                                                                   ------------

TOTAL SHAREHOLDERS' EQUITY                                           23,197,436
                                                                   ------------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                            $172,683,637
                                                                   ============



                See notes to consolidated financial statements

                  DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                PERIOD FROM JANUARY 27, 1998 TO MARCH 31, 1998
                          (EXPRESSED IN US DOLLARS)
                                 (UNAUDITED)

NET CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                 $   2,824,439

Adjustments to reconcile net income to net cash
provided by operating activities:
   Net unrealized gains on balances with independent
       investment managers                                    (7,219,296)
   Funds withheld by ceding reinsurer                        (15,799,359)
   Amortization on fixed maturity securities                        (152)
   Incorporation and start-up costs                            1,154,104
   Accrued interest                                              (97,003)
   Prepaid expenses                                              (92,354)
   Reserves for outstanding losses                           115,254,370
   Reinsurance balances payable                                1,747,386
   Loan interest                                                 510,411
   Accrued expenses                                              664,034
                                                           -------------

   Net cash provided by operating activities                  98,946,580
                                                           -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Balances with independent investment managers            (128,678,629)
   Purchase of fixed maturity securities                      (3,952,328)
                                                           -------------

   Net cash used by investing activities                    (132,630,957)
                                                           -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loans and advances                                         31,310,000
   Proceeds from issue of common stock                        20,254,947
   Incorporation and start-up costs                           (1,154,104)
                                                           -------------

   Net cash provided by financing activities                  50,410,843
                                                           -------------

   Increase in cash and equivalents                           16,726,466
   Cash and equivalents at beginning of period                         0
                                                           -------------

   Cash and equivalents at end of period                   $  16,726,466
                                                           =============

                See notes to consolidated financial statements

                  DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)



NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation The consolidated financial statements include the accounts of Delphi International Ltd. and its wholly-owned subsidiaries Oracle Reinsurance Company Ltd. ("Oracle") and O.R. Investments Ltd. ("O.R."). Delphi International Ltd. and its subsidiaries are herein collectively referred to as the "Company". All significant intercompany accounts and transactions have been eliminated. The financial statements included herein were prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim period. Operating results for the period from January 27, 1998 to March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Use of estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Nature of operations The Company commenced underwriting operations in January 1998 through its wholly-owned subsidiary, Oracle Reinsurance Company Ltd., a Class 3 registered insurance company under the Bermuda Insurance Act 1978. During the period ended March 31,1998, Oracle entered into loss portfolio reinsurance agreements with two subsidiaries of Delphi Financial Group, Inc., ("DFG") involving premiums of $81,000,000 and $39,833,950, respectively.

Premiums Written The reinsurance agreements entered into by the Company involve the reinsurance of past liabilities and are considered to contain sufficient element of risk for premiums received to be recognised immediately in the income statement and for loss portfolios assumed together with commissions and expenses to be correspondingly recognized immediately as losses incurred and underwriting and acquisition expenses.

                  DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)


Investments Balances with independent investment managers, which are primarily investments in investment companies, are accounted for under the equity method with earnings included in investment income. The carrying value of the balance with investment managers approximates fair value. Fixed maturity securities are available for sale and are carried at fair value with changes in fair value reported as a separate component of shareholders' equity.

Reserves for Outstanding Losses The reserve for outstanding losses represents the Company's share under its reinsurance contracts of the liability for unpaid claims and claim expenses which includes amounts determined by the ceding reinsurers on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The reserves which have been discounted at rates ranging from 5% to 6% are continually reviewed and updated and any resulting adjustments are reflected in current earnings.


NOTE B - CAPITAL SECURITIES & LOAN FINANCING

In January 1998 the Company issued rights to each shareholder of DFG to acquire up to 2,039,507 shares of the Company at $10.25 per share. These shares were effectively fully subscribed with the shares not initially being taken up by shareholders of DFG being subscribed for by certain standby purchasers of the rights offering. The Company received a net amount of $20,254,947 from the offering after the deduction of $650,000 in expenses. In addition to the capital raised by the rights offering a further $30,000,000 was advanced to the Company by members of DFG. These loans bear interest at 9% per annum, payable semi-annually, and are repayable in January 2028.

NOTE C - INVESTMENTS

At March 31, 1998 the Company had fixed maturity securities available for sale with a carrying value and a fair value of $4,070,530 and an amortized cost of $3,952,480. At March 31, 1998, the Company had balances with independent investment managers with a carrying value and a fair value of $135,897,925.

                  DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                 (UNAUDITED)



NOTE D - NET INCOME PER SHARE OF COMMON STOCK

Net Income per share of common stock is computed by dividing net income by the number of common shares outstanding for the period:

Net Income                                      $2,824,439
Common shares outstanding                        2,039,507
Net Income per share of common stock            $  1.38

                          DELPHI INTERNATIONAL LTD.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


GENERAL

The following is an analysis of the results of operations and financial condition of Delphi International Ltd. (the "Company", which term includes the Company and its consolidated subsidiaries unless the context specifies otherwise). This analysis should be read in conjunction with the Consolidated Financial Statements and related notes included in this document.

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the following discussion and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include, among other important factors, those affecting the insurance industry generally, such as legislative and regulatory developments and market pricing and competitive trends, and those relating specifically to the Company's business, such as the level of its insurance premium production, the claims experience of its insurance products, its investment strategy and the performance of its investment portfolio. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.

RESULTS OF OPERATIONS

Underwriting Income. The company commenced underwriting through its wholly owned subsidiary, Oracle, on January 27, 1998. Premiums written for the period ended March 31, 1998 were $120.8 million. Premiums derived from the workers' compensation aggregate excess of loss reinsurance of Safety National Casualty Corporation ("SNCC") were $81.0 million, and premiums from the quota share reinsurance of the Reliance Standard Life Insurance Company ("RSL") group long term disability product were $39.8 million. Oracle will focus on the reinsurance of group employee benefit insurance products, including group long-term disability and excess workers' compensation insurance. Oracle intends to expand its customer base and to develop additional products and services, including the provision of risk financing products through a facility referred to as a "rent-a-captive", which is designed to provide insureds with certain of the benefits available through captive insurance companies without the costs inherent in establishing and operating their own captive insurance company.

Underwriting Expenses The provisions for losses incurred relating to the SNCC and RSL contracts for the period ended March 31, 1998 were $81.7 million and $35.2 million, respectively. Related ceding commission was $4.8 million, profit sharing commission and other underwriting expenses were $0.7 million and federal excise tax was $1.2 million. The combined ratio (loss ratio plus expense ratio) was 102.3% for the period ended March 31, 1998.

Investment Income. Investment income for the period ended March 31, 1998 was $7.6 million. The annualized yield on invested assets was 29.9%. This yield is higher than the Company would expect to earn on a long term basis. The Company made a number of investments during the period, including balances with independent investment managers, which are primarily investments in investment companies, and fixed income securities, and intends to focus on a long-term investment horizon, seeking above-average returns through reinvestment of funds held for reserves.

Net Income. Net Income for the period ended March 31, 1998, after interest expense and general and administrative expenses including incorporation and start up costs of $1.2 million, was $2.8 million.

LIQUIDITY AND CAPITAL RESOURCES

On January 27, 1998, the Company issued rights to each shareholder of DFG to acquire up to 2,039,507 shares of the Company at $10.25 per share. These shares were effectively fully subscribed, with the shares not initially taken up by the shareholders of DFG being subscribed for by certain standby purchasers of the rights offering. The net proceeds from the offering were $20.3 million after deduction of $0.6 million of incorporation expenses. In addition to the capital raised by the rights offering, a further $30.0 million was lent to the Company by DFG and its subsidiaries.

The Company had $10.9 million of financial resources available at the holding company level at March 31, 1998, after investing $40.0 million in Oracle. Funds were received from the rights offering and from loans advanced from DFG and its subsidiaries. The financial resources available at the holding company level are primarily composed of investments in fixed income and other marketable securities. The assets of Oracle are primarily invested with independent investment managers and marketable securities. Substantially all of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements.

The Company's current liquidity needs, in addition to meeting obligations under reinsurance contracts and funding operating expenses, include repayment of incorporation expenses paid by DFG and interest payments on the loans from DFG and its subsidiaries. These loans bear interest at 9.0% per annum payable semi-annually, and are repayable in January 2028. Sources of liquidity available to the Company and its subsidiaries are expected to exceed their cash requirements on both a short-term and long-term basis.

                          PART II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  11 - Computation of Earnings Per Share of Common Stock (incorporated herein by reference to Note D to the Consolidated Financial Statements included elsewhere herein)

                  27 -  Financial Data Schedule

            (b)   Reports on Form 8-K

                  None





                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                DELPHI INTERNATIONAL LTD. (Registrant)


                                /s/ C. O'CONNOR
                                ---------------------------------------------
                                C. O'Connor


                                President and Chief Executive Officer
                                (Principal Executive Officer)


                                /s/ D. EZEKIEL
                                ---------------------------------------------
                                D. Ezekiel
                                Vice President and Director
                                (Principal Accounting and Financial Officer)




Date: May 13, 1998