Form 10-Q
period 1998-06-30
DELPHI INTERNATIONAL LTD
filed 1998-08-12
CIK 1045275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-34829


                            DELPHI INTERNATIONAL LTD.

             (Exact name of registrant as specified in its charter)

          Bermuda                                 (441) 295 1683                                 N/A
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

                           Yes     X                 No


As of August. 3, 1998, the Registrant had 4,079,014 shares of Common Stock outstanding.

                            DELPHI INTERNATIONAL LTD.

                                    FORM 10-Q

                                      INDEX


PART I.      FINANCIAL INFORMATION                                       Page
                                                                         -----
             Consolidated Statements of Income for the three
               months ended June 30, 1998 and the period from
               January 27, 1998 to June 30, 1998                           3

             Consolidated Balance Sheet at June 30, 1998                   4

             Consolidated Statement of Cash Flows for the
               Period from January 27, 1998 to  June 30, 1998              5

             Notes to Consolidated Financial Statements                    6

             Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9



PART II.     OTHER INFORMATION                                            11

                          PART 1. FINANCIAL INFORMATION

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

                                                        Three Months          Period from
                                                           Ended           January 27, 1998
                                                        June 30, 1998      to June 30, 1998
                                                        -------------      ----------------
REVENUE:
Premiums Written                                        $       --          $120,833,950
Premiums Ceded                                                  --                  --
                                                        ------------        ------------
Net Written Premiums                                            --           120,833,950
                                                        ------------
Change in Unearned Premiums                                     --                  --
                                                        ------------        ------------
Premiums Earned                                                 --           120,833,950

Net Investment (Loss) Income                              (1,390,109)          6,191,023
                                                        ------------        ------------
   Total Revenue                                          (1,390,109)        127,024,973
                                                        ------------        ------------
LOSSES AND EXPENSES:

Losses Incurred                                           (4,370,993)        112,567,176
Underwriting and Acquisition Expenses                        931,688           7,672,228
Interest Expense                                             673,151           1,183,562
General and Administrative Expenses                          426,738             674,157
Incorporation Costs                                          166,484           1,320,588
                                                        ------------        ------------
   Total Losses and Expenses                              (2,172,932)        123,417,711
                                                        ------------        ------------
Net Income                                                   782,823           3,607,262

Other Comprehensive Income:
    Unrealized Gains on Fixed Maturity Securities            258,052             376,102
                                                        ------------        ------------
Comprehensive Income                                    $  1,040,875        $  3,983,364
                                                        ============        ============

Net Income per share of common stock                    $       0.19        $       0.88
    Common shares outstanding                              4,079,014           4,079,014

                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1998
                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

ASSETS
Investments:
    Balance with Independent Investment Managers                   $134,648,400
    Fixed Maturity Securities available for sale                      9,120,689
                                                                   ------------
    Total                                                           143,769,089
Cash and Cash Equivalents                                             9,345,575
Funds Withheld by Ceding Reinsurer                                   15,514,073
Reinsurance Premium Receivable                                       10,395,000
Other Assets                                                            157,441
                                                                   ------------
TOTAL ASSETS                                                       $179,181,178
                                                                   ============

LIABILITIES

Reserve for Outstanding Losses                                     $109,281,481
Provision for Annuity Reinsurance Payments                           10,500,000
Reinsurance Balances Payable                                          1,661,634
Loans                                                                30,000,000
Other Liabilities                                                     3,499,752
                                                                   ------------
TOTAL LIABILITIES                                                   154,942,867
                                                                   ------------
SHAREHOLDERS' EQUITY

Preferred Stock $0.01 par value; 5,000,000 shares authorized               --
Common Stock $0.01 par value; 10,000,000 shares authorized
4,079,014 common shares issued and outstanding                           40,790
Additional Paid-in Capital                                           20,214,157
Unrealized Gains on Fixed Maturity Securities                           376,102
Retained Earnings                                                     3,607,262
                                                                   ------------
TOTAL SHAREHOLDERS' EQUITY                                           24,238,311
                                                                   ------------
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                                           $179,181,178
                                                                   ============


                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  PERIOD FROM JANUARY 27, 1998 TO JUNE 30, 1998
                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                       $   3,607,262

Adjustments to reconcile net income to net cash
provided by operating activities:
    Net unrealized gains on balances with independent
        investment managers                                         (5,539,772)
    Funds withheld by ceding reinsurer                             (15,514,073)
    Reinsurance premium receivable                                 (10,395,000)
    Amortization on fixed maturity securities                           (1,634)
    Incorporation and start-up costs                                 1,316,437
    Accrued interest                                                   (93,158)
    Prepaid expenses                                                   (64,282)
    Reserve for outstanding losses                                 109,281,481
    Provision for annuity reinsurance payments                      10,500,000
    Reinsurance balances payable                                     1,661,634
    Other liabilities                                                3,499,752
                                                                 -------------
    Net cash provided by operating activities                       98,258,647
                                                                 -------------
CASH FLOWS FROM INVESTING ACTIVITIES

    Balances with independent investment managers                 (129,108,629)
    Purchase of fixed maturity securities                           (8,742,953)
                                                                 -------------
    Net cash used by investing activities                         (137,851,582)
                                                                 -------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Loans                                                           30,000,000
    Proceeds from issue of common stock                             20,254,947
    Incorporation and start-up costs                                (1,316,437)
                                                                 -------------
    Net cash provided by financing activities                       48,938,510
                                                                 -------------
    Increase in cash and cash equivalents                            9,345,575
    Cash and cash equivalents at beginning of period                      --
                                                                 -------------
    Cash and cash equivalents at end of period                   $   9,345,575
                                                                 =============

                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation    The consolidated financial statements include the
accounts of Delphi International Ltd. and its wholly-owned subsidiaries Oracle Reinsurance Company Ltd. ("Oracle") and O.R. Investments Ltd. ("O.R."). Delphi International Ltd. and its subsidiaries are herein collectively referred to as the "Company". All significant intercompany accounts and transactions have been eliminated. The financial statements included herein were prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim period. Operating results for the period from January 27, 1998 to June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

Nature of operations    The Company commenced underwriting operations in January
1998 through its wholly-owned subsidiary, Oracle Reinsurance Company Ltd., a Class 3 registered insurance company under the Bermuda Insurance Act 1978. During the period ended June 30,1998, Oracle entered into loss portfolio reinsurance agreements with two subsidiaries of Delphi Financial Group, Inc., ("DFG") involving premiums of $81,000,000 and $39,833,950, respectively.

Premiums Written    The reinsurance agreements entered into by the Company
involve the reinsurance of past liabilities and are considered to contain sufficient element of risk for premiums received to be recognized immediately in the income statement and for loss portfolios assumed together with commissions and expenses to be correspondingly recognized immediately as losses incurred and underwriting and acquisition expenses.

New business written in the three month period ended June 30, 1998 relates to a Quota Share Annuity Reinsurance Treaty with a subsidiary of DFG. The $10,500,000 deposit on this treaty, which is long term in nature, has not been recorded as premium but has, instead, been recorded as a liability, since these products do not insure mortality or morbidity risk.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES

                                   (UNAUDITED)


Investments    Balances with independent investment managers, which are
primarily investments in investment companies, are accounted for under the equity method with earnings included in investment income. The carrying value of the balances with investment managers approximates fair value. Fixed maturity securities are available for sale and are carried at fair value with changes in fair value reported as a separate component of comprehensive income.

Reserve for Outstanding Losses The reserve for outstanding losses represents the Company's share under its reinsurance contracts of the liability for unpaid claims and claim expenses which includes amounts determined by the ceding reinsurers on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The reserves which have been discounted at rates ranging from 5% to 6% are continually reviewed and updated and any resulting adjustments are reflected in current earnings.


NOTE B - CAPITAL SECURITIES & LOAN FINANCING

In January 1998, the Company issued rights to each shareholder of DFG to acquire up to 2,039,507 shares of the Company at $10.25 per share. These shares were effectively fully subscribed with the shares not initially being taken up by shareholders of DFG being subscribed for by certain standby purchasers of the rights offering. A two for one stock split to shareholders of record on May 27, 1998 was distributed on June 11, 1998 increasing the shares issued from 2,039,507 to 4,079,014. The Company received a net amount of $20,254,947 from the offering after the deduction of $650,000 in expenses. In addition to the capital raised by the rights offering a further $30,000,000 was advanced to the Company by members of DFG. These loans bear interest at 9% per annum, payable semi-annually, and are repayable in January 2028.

NOTE C - INVESTMENTS

At June 30, 1998 the Company had fixed maturity securities available for sale with a carrying value and a fair value of $9,120,689 and an amortized cost of $8,744,587. At June 30, 1998, the Company had balances with independent investment managers with a carrying value and a fair value of $134,648,400.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES

                                   (UNAUDITED)



NOTE D - NET INCOME PER SHARE OF COMMON STOCK

Net Income per share of common stock is computed by dividing net income by the number of common shares outstanding for the period:

                                                                      Period from
                                             Three months ended     January 27, 1998
                                                June 30, 1998       to June 30, 1998
Net Income                                      $  782,823            $3,607,262
Common shares outstanding                        4,079,014             4,079,014
Net Income per share of common stock            $     0.19            $     0.88


NOTE E - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. SFAS No. 133 permits early adoption as of the beginning of any quarter after its issuance. The Company has not yet determined when it will adopt this standard. SFAS No. 133 will require all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivatives are a hedge, depending on the nature of the hedge, changes in fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effects of SFAS No. 133 will be on the earnings and financial position of the Company.

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

RESULTS OF OPERATIONS

Underwriting Income. The company commenced underwriting through its wholly-owned subsidiary, Oracle, on January 27, 1998. Deposits for the quarter ended June 30, 1998 of $10.5 million were derived from the reinsurance of annuity business and have been recorded as a liability. Premiums written for the five month period ended June 30, 1998 were $120.8 million. Premiums were derived from workers compensation aggregate excess of loss reinsurance of Safety National Casualty Corporation ("SNCC") in the amount of $81.0 million and from the quota share reinsurance of Reliance Standard Life Insurance Company ("RSL") of $39.8 million. Oracle will focus on the reinsurance of group employee benefit products, including group long-term disability and excess workers compensation insurance. Oracle intends to expand its customer base and develop additional products and services.

Underwriting Expenses. Losses incurred of $112.6 million are the discounted value of loss portfolios assumed under the reinsurance treaties with SNCC and RSL, adjusted for the accretion of interest for the period from inception to June 30, 1998, losses paid, and any changes in underlying loss reserves. The company reviewed its methods for estimating and establishing its loss reserves at June 30, 1998, which resulted in a $5.4 million reduction in the reserve for outstanding losses and losses incurred.

Underwriting and Acquisition Expenses were $0.9 million for the quarter ended June 30 1998 and $7.7 million for the five month period ended June 30, 1998. The total for the five month period was comprised of ceding commissions of $4.8 million, profit sharing commission and other underwriting expenses of $1.6 million and federal excise tax of $1.3 million.

Investment (Loss) Income. The investment loss for the quarter ended June 30 1998 was $1.4 million. Investment income for the five month period ended June 30, 1998 was $6.2 million. Investment results are derived primarily from investment vehicles of independent investment managers. The investment loss for the quarter was caused by a decline in the equity markets within certain emerging market countries.

Net Income. Net income for the quarter ended June 30, 1998, after interest expense and general and underwriting expenses including incorporation and start up costs of $1.3 million, was $0.8 million. Net income for the five month period ended June 30, 1998, after interest, general and underwriting and incorporation and start up expenses of $3.2 million, was $3.6 million.

LIQUIDITY AND CAPITAL RESOURCES

On January 27, 1998, the Company issued rights to each shareholder of DFG to acquire up to 2,039,507 shares of the Company at $10.25 per share. These shares were effectively fully subscribed. The shares not initially taken up by the shareholders of DFG were subscribed for by the standby purchasers of the rights offering. The net proceeds from the offering were $20.3 million after deduction of $0.6 million of incorporation expenses. In addition to the capital raised by the rights offering, a further $30.0 million was lent to the Company by DFG and its subsidiaries. The stock was split two for one effective June 11, 1998.

The Company had $11.0 million of financial resources available at the holding company level at June 30, 1998, after investing $40.0 million in Oracle at inception. Funds were received from the rights offering and from loans advanced from DFG and its subsidiaries. The financial resources available at the holding company level are primarily composed of investments in fixed income and other marketable securities. The assets of Oracle are primarily invested with independent investment managers or in marketable securities. Substantially all of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements.

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


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DELPHI INTERNATIONAL LTD. (Registrant)


                                    /s/ C. O'CONNOR
                                    --------------------------------------
                                    C. O'Connor
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/ D. EZEKIEL
                                    --------------------------------------
                                    D. Ezekiel
                                    Vice-President and Director
                                    (Principal Accounting and Financial Officer)

Date: August 7, 1998