Form 10-Q
period 1998-09-30
DELPHI INTERNATIONAL LTD
filed 1998-11-10
CIK 1045275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to____________

Commission File Number 333-34829


                            DELPHI INTERNATIONAL LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Bermuda                    (441) 295 3688                  N/A
--------------------------------------------------------------------------------
(State or other Jurisdiction     (Registrant's telephone      (I.R.S. Employer
      of incorporation              number, including          Identification
      or organization)                 area code)                   Number)


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

                           Yes   X                 No
                               -----                  -----

           As of November 6, 1998, the Registrant had 4,079,014 shares of Common Stock outstanding.

                            DELPHI INTERNATIONAL LTD.

                                    FORM 10-Q

                                      INDEX


PART I.           FINANCIAL INFORMATION                                    Page
                                                                           ----
                  Consolidated Statements of Loss for the three
                  months ended September 30, 1998 and the period
                  from January 27, 1998 to September 30, 1998                3

                  Consolidated Balance Sheet at September 30, 1998           4

                  Consolidated Statement of Cash Flows for the
                    Period from January 27, 1998 to September 30, 1998       5

                  Notes to Consolidated Financial Statements                 6

                  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      9



PART II.          OTHER INFORMATION                                         12

                          PART 1. FINANCIAL INFORMATION

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS

                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

                                                       Three Months            Period from
                                                          Ended            January 27, 1998 to
                                                    September 30, 1998     September 30, 1998
                                                    ------------------     ------------------
Revenue:

Premiums Written                                       $ 12,011,000           $ 132,844,950
Premiums Ceded                                              (15,000)                (15,000)
                                                       ------------           -------------

Net Written Premiums                                     11,996,000             132,829,950

Change in Unearned Premiums                                      --                      --
                                                       ------------           -------------

Premiums Earned                                          11,996,000             132,829,950

Net Investment Loss                                     (16,054,905)             (9,863,882)
                                                       ------------           -------------

   Total Revenue                                         (4,058,905)            122,966,068
                                                       ------------           -------------

Losses and Expenses:

Losses Incurred                                          13,462,778             126,029,954
Underwriting and Acquisition Expenses                       (10,777)              7,661,450
Interest Expense                                            756,986               1,940,548
General and Administrative Expenses                         470,994               1,145,151
Incorporation Costs                                          17,447               1,338,035
                                                       ------------           -------------

Total Losses and Expenses                                14,697,428             138,115,138
                                                       ------------           -------------

Net Loss                                                (18,756,333)            (15,149,070)

Other Comprehensive Income:
Unrealized Gains on Fixed Maturity Securities               592,237                 968,339
                                                       ------------           -------------

Comprehensive Loss                                     $(18,164,096)          $ (14,180,731)
                                                       ============           =============

Net Loss per share of common stock                     $      (4.60)          $       (3.71)
   Common shares outstanding                              4,079,014               4,079,014



                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1998
                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)


ASSETS

Investments:
Balances with Independent Investment Managers                         $125,793,340
Fixed Maturity Securities available for sale                            18,651,391
                                                                      ------------
Total                                                                  144,444,731
Cash and Cash Equivalents                                               10,388,716
Funds Withheld by Ceding Reinsurer                                      15,225,651
Reinsurance Premium Receivable                                          11,481,000
Other Assets                                                               361,568
                                                                      ------------

TOTAL ASSETS                                                          $181,901,666
                                                                      ============

LIABILITIES
Reserve for Outstanding Losses                                        $121,236,194
Provision for Annuity Reinsurance Payments                              10,500,000
Reinsurance Balances Payable                                             1,568,738
Loans                                                                   40,000,000
Other Liabilities                                                        2,522,518
                                                                      ------------

TOTAL LIABILITIES                                                      175,827,450
                                                                      ------------

SHAREHOLDERS' EQUITY
Preferred Stock $0.01 par value; 5,000,000 shares authorized                    --
Common Stock $0.01 par value; 10,000,000 shares authorized                      --
4,079,014 common shares issued and outstanding                              40,790
Additional Paid-in Capital                                              20,214,157
Unrealized Gains on Fixed Maturity Securities                              968,339
Earnings Deficit                                                       (15,149,070)
                                                                      ------------

TOTAL SHAREHOLDERS' EQUITY                                               6,074,216
                                                                      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $181,901,666
                                                                      ============



                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

               PERIOD FROM JANUARY 27, 1998 TO SEPTEMBER 30, 1998
                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

NET CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                                                 $ (15,149,070)

Adjustments to reconcile net loss to net cash provided by operating activities:
     Realized losses on balances with independent investment managers                          696,055
     Net unrealized losses on balances with independent
              investment managers                                                           10,255,414
     Realized gains on sale of fixed maturity securities                                       (12,060)
     Amortization on fixed maturity securities                                                 (13,958)
     Funds withheld by ceding reinsurer                                                    (15,225,651)
     Reinsurance premiums receivable                                                       (11,481,000)
     Incorporation and start-up costs                                                        1,338,035
     Accrued interest                                                                         (325,358)
     Prepaid expenses                                                                          (36,209)
     Reserve for outstanding losses                                                        121,236,194
     Provision for annuity reinsurance payments                                             10,500,000
     Reinsurance balances payable                                                            1,568,738
     Other liabilities                                                                       2,522,518
                                                                                         -------------

     Net cash provided by operating activities                                             105,873,648
                                                                                         -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of fixed maturity securities                                              1,794,130
Withdrawals from balances with independent investment managers                               4,376,820
Balances with independent investment managers                                             (141,121,629)
Purchase of fixed maturity securities                                                      (19,451,165)
                                                                                         -------------

Net cash used by investing activities                                                     (154,401,844)
                                                                                         -------------

CASH FLOWS FROM FINANCING ACTIVITIES

Loans                                                                                       40,000,000
Proceeds from issue of common stock                                                         20,254,947
Incorporation and start-up costs                                                            (1,338,035)
                                                                                         -------------

Net cash provided by financing activities                                                   58,916,912
                                                                                         -------------

Increase in cash and cash equivalents                                                       10,388,716
Cash and cash equivalents at beginning of period                                            __________

Cash and cash equivalents at end of period                                               $  10,388,716
                                                                                         =============



                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation The consolidated financial statements include the accounts of Delphi International Ltd. and its wholly-owned subsidiaries Oracle Reinsurance Company Ltd. ("Oracle Re") and O.R. Investments Ltd. ("O.R."). Delphi International Ltd. and its subsidiaries are herein collectively referred to as the "Company". All significant intercompany accounts and transactions have been eliminated. The financial statements included herein were prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim period. Operating results for the period from January 27, 1998 to September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

Nature of operations The Company commenced underwriting operations in January 1998 through its wholly-owned subsidiary, Oracle Re, a Class 3 registered insurance company under the Bermuda Insurance Act 1978. During the period ended September 30,1998, Oracle Re entered into loss portfolio reinsurance agreements with two subsidiaries of Delphi Financial Group, Inc. ("DFG"), and an aggregate excess reinsurance agreement with a US professional liability insurer.

Premiums Written The reinsurance agreements entered into by Oracle Re involve the reinsurance of past liabilities and are considered to contain sufficient elements of risk for premiums received to be recognized immediately in the income statement and for loss portfolios assumed together with commissions and expenses to be correspondingly recognized immediately as losses incurred and underwriting and acquisition expenses.

Oracle Re also entered into a Quota Share Annuity Reinsurance Treaty with a subsidiary of DFG. The $10,500,000 deposit on this treaty, which is long term in nature, has not been recorded as premium but has, instead, been recorded as a liability since these products do not insure mortality or morbidity risk.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES

                                   (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments Balances with independent investment managers, which are primarily investments in investment companies, are accounted for under the equity method with earnings or losses included in investment income. The carrying value of the balances with investment managers approximates fair value. Fixed maturity securities are available for sale and are carried at fair value with changes in fair value reported as a separate component of comprehensive income.

Reserve for Outstanding Losses The reserve for outstanding losses represents Oracle Re's share under its reinsurance contracts of the liability for unpaid claims and claim expenses which includes amounts determined by the ceding reinsurers on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The reserves which have been discounted at rates ranging from 5% to 6% are continually reviewed and updated and any resulting adjustments are reflected in current earnings.

NOTE B - CAPITAL SECURITIES & NOTE FINANCING

In January 1998, the Company issued rights to the shareholders of DFG to acquire up to 2,039,507 shares of the Company at $10.25 per share. These shares were effectively fully subscribed with the shares not initially being taken up by shareholders of DFG being subscribed for by certain standby purchasers of the rights offering. A two for one stock split to shareholders of record on May 27, 1998 was distributed on June 11, 1998 increasing the shares in issue from 2,039,507 to 4,079,014. The Company received a net amount of $20,254,947 from the offering after the deduction of $650,000 in expenses. In addition to the capital raised by the rights offering a further $40,000,000 has been received by the Company from sales of subordinated notes to DFG and certain of its subsidiaries. These notes bear interest at 9% per annum, payable semi-annually, and are repayable in January 2028.

NOTE C - INVESTMENTS

At September 30, 1998 the Company had fixed maturity securities available for sale with a carrying value and a fair value of $18,651,391 and an amortized cost of $17,683,052. At September 30, 1998, the Company had balances with independent investment managers with a carrying value and a fair value of $125,793,340. Substantially all of the amounts invested with independent investment managers are withdrawable at least annually, subject to applicable notice requirements.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)



NOTE D - NET LOSS PER SHARE OF COMMON STOCK

Net Loss per share of common stock is computed by dividing net loss by the number of common shares outstanding for the period:

                                                                   Period from
                                           Three months ended      January 27,1998
                                           September 30, 1998      to September 30, 1998

Net Loss                                     $(18,756,333)            $(15,149,070)
Common shares outstanding                       4,079,014                4,079,014
Net Loss per share of common stock                 $(4.60)                  $(3.71)


NOTE E - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in fiscal years beginning after June 15, 1999. SFAS No. 133 permits early adoption as of the beginning of any quarter after its issuance. The Company has not yet determined when it will adopt this standard. SFAS No. 133 will require all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivatives are a hedge, depending on the nature of the hedge, changes in fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The portion of a derivative's change in fair value not effective as a hedge will be immediately recognized in earnings. The Company has not yet determined what the effects of SFAS No. 133 will be on the earnings and financial position of the Company.

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

RESULTS OF OPERATIONS

Underwriting Income. The company commenced underwriting through its wholly-owned subsidiary, Oracle Re, on January 27, 1998. Premiums for the quarter ended September 30, 1998 of $12.0 million were derived from professional liability aggregate excess reinsurance and excess workers' compensation reinsurance. Premiums written for the eight month period ended September 30, 1998 were $132.8 million. These premiums were derived primarily from workers' compensation aggregate excess of loss reinsurance of business of Safety National Casualty Corporation ("SNCC") in the amount of $82.1 million, from the quota share reinsurance of the business of Reliance Standard Life Insurance Company ("RSL") of $39.8 million and from the professional liability aggregate excess reinsurance agreement of $10.9 million.

Oracle Re focuses on the reinsurance of group employee benefit products, including group long-term disability and excess workers' compensation insurance. Oracle Re intends to expand its customer base and develop additional products and services.

Underwriting Expenses. Losses incurred of $126.0 million include the discounted value of loss portfolios assumed under the reinsurance treaties with SNCC and RSL (adjusted for the accretion of interest for the period from inception to September 30, 1998, losses paid, and any changes in underlying loss reserves) and a loss reserve provision for the professional liability aggregate excess reinsurance referred to above.

Underwriting and acquisition expenses were $7.7 million for the eight month period ended September 30, 1998 and were comprised of ceding commissions of $4.8 million, profit sharing commission and other underwriting expenses of $1.6 million and federal excise tax of $1.3 million.

Investment Loss. The investment loss for the quarter ended September 30, 1998 was $16.1 million. The investment loss for the eight month period ended September 30, 1998 was $9.9 million. Investment results are derived primarily from investment vehicles of independent investment managers. The investment losses for the quarter and the eight month period were primarily caused by significant declines in numerous sectors of the financial markets during the quarter, which impacted adversely upon the investment portfolios of the independent investment managers.

Net Loss. Net loss for the quarter ended September 30, 1998, after interest expense and general and underwriting expenses, was $18.8 million. Net loss for the eight month period ended September 30, 1998, after interest, general and underwriting and incorporation and start up expenses of $4.4 million, was $15.1 million.

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

On January 27, 1998, the Company issued rights to each shareholder of DFG to acquire up to 2,039,507 shares of the Company at $10.25 per share. These shares were effectively fully subscribed. The shares not initially taken up by the shareholders of DFG were subscribed for by standby purchasers of the rights offering. The net proceeds from the offering were $20.3 million after deduction of $0.6 million of incorporation expenses. In addition to the capital raised by the rights offering, $40.0 million of subordinated notes were purchased from the Company by DFG and certain of its subsidiaries. The Company's stock was split two for one effective June 11, 1998.

The Company's current liquidity needs, in addition to meeting obligations under reinsurance contracts and funding operating expenses, include repayment of incorporation expenses paid by DFG and interest payments on subordinated notes issued to DFG and certain of its subsidiaries. These notes bear interest at 9.0% per annum payable semi-annually, and are repayable in January 2028. Sources of liquidity available to the Company and its subsidiaries are expected to exceed their cash requirements on both a short-term and long-term basis.

The terms of the reinsurance agreements between Oracle Re and the reinsureds require Oracle Re to provide security in the form of letters of credit. Letter of credit facilities have accordingly been provided by certain major financial institutions on behalf of Oracle Re, which facilities are secured by Oracle Re's investment portfolio with a mark-to-market collateral maintenance requirement of up to 140% of the facility amounts. In the event that sufficient collateral cannot be maintained relative to these requirements, Oracle Re may be required to negotiate with its reinsureds to reduce the size of the reinsurance transactions, thereby decreasing the amounts of the letters of credit and related collateral requirements. Moreover, if Oracle Re defaults under the letter of credit facilities, it may be required to liquidate all or a substantial portion of its investment portfolio or otherwise secure its obligations to its reinsureds, which would likely have a material adverse effect on the business and operations of the Company.

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS



IMPACT OF YEAR 2000

All of the Company's computer related systems are furnished by its third party administrative services provider, a substantial and reputable firm which provides similar services to other Bermuda based insurance companies. This firm has provided to the Company an assurance that it has completed its Year 2000 assessment and that all of its computer related systems will be Year 2000 compliant by April 1999. The Company has also requested assurances of Year 2000 compliance from its other significant business partners and vendors in an effort to resolve any potential problems with the products and services they provide. In most cases, alternative vendors could be utilized in the event Year 2000 problems are encountered. During 1999, the Company will develop appropriate contingency plans in the event any of the computer systems of its administrative services provider, business partners and vendors are not Year 2000 compliant. The costs of the Company's activities relating to the Year 2000 issue have not been, and are not expected to be, material to the Company's financial condition or results of operations. The Company does not believe that the Year 2000 issue will have a material effect on its operations; however, no assurance can be given in this regard.


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the foregoing discussion and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward looking statements may be identified by the use of terms such as "expects", "believes", "anticipates", "intends" or "judgment". Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include investment strategy, performance of the Company's investment portfolio, business opportunities and submissions, and underwriting profitability of the Company's business. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits
              --------

              11 - Computation of Earnings Per Share of Common Stock
                   (incorporated herein by reference to Note D to the Consolidated Financial Statements included elsewhere herein)

              27 - Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------

              None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DELPHI INTERNATIONAL LTD. (Registrant)


                                    /s/ C. O'CONNOR
                                    --------------------------------------------
                                    C. O'Connor
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ D. EZEKIEL
                                    --------------------------------------------
                                    D. Ezekiel
                                    Vice-President and Director
                                    (Principal Accounting and Financial Officer)


Date: November 10, 1998