Form 10-K405
period 1998-12-31
DELPHI INTERNATIONAL LTD
filed 1999-04-01
CIK 1045275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Fiscal Year Ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to
         __________

Commission File Number 333-34822

                            DELPHI INTERNATIONAL LTD.
             (Exact name of registrant as specified in its charter)

            Bermuda                      (441) 295-3688                      Not Applicable
(State or other jurisdiction of   (Registrant's telephone number,   (I.R.S. Employer Identification
 incorporation or organization)        including area code)                      Number)

Chevron House, 11 Church Street, Hamilton, Bermuda                       HM11
    (Address of principal executive offices)                          (Zip Code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Shares, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.
                                  Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing price for the Registrant's Common Shares on March 16, 1999 was $12,295,284. For purposes of this computation, shares held directly or indirectly by directors and officers of the Registrant have been excluded; however, such exclusion does not constitute an admission that such persons are affiliates of the Registrant.

As of March 16, 1999, the Registrant had 4,079,014 Common Shares outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1999 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

Delphi International Ltd. (the "Company," which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise) is an insurance holding company engaged through its subsidiary in reinsuring group employee benefit products including group long-term disability and excess workers' compensation insurance, as well as selected liability risks, and providing alternative risk market products. The Company is not authorized to, and does not, conduct its business in the United States.


OPERATING STRATEGY

The Company was organized as a Bermuda corporation in 1997 for the purpose of providing reinsurance and alternative risk market products and services through its wholly-owned subsidiary, Oracle Reinsurance Company Ltd. ("Oracle Re"). The Company's operating strategy is to focus primarily on reinsurance for group employee benefit insurance products, including group long-term disability and excess workers' compensation insurance, as well as selected liability risks, and to provide rent-a-captive programs to fund captive clients' risks. As a Bermuda registered long-term insurer, Oracle Re may also reinsure life insurance and annuity business. While Oracle Re's primary focus has been on group employee benefit products and services, the Company intends that over time a more complete line of general insurance products and services will be made available.

The Company focuses on a long-term investment horizon and seeks above average returns through the investment of funds held for reserves. The Company's investment strategy involves focusing on the management of its asset and liability durations with the objective of maximizing returns, while focusing on the preservation of capital, diversification of risk and liquidity of investments. The Company's assets have been primarily allocated to a number of investment managers that utilize different investment strategies. See "Investments."


REINSURANCE BUSINESS

During 1998, the Company entered into loss portfolio reinsurance agreements with Safety National Casualty Corporation ("Safety National") and Reliance Standard Life Insurance Company ("RSL"), both subsidiaries of Delphi Financial Group, Inc. ("DFG"), an aggregate excess reinsurance agreement with a U.S. domiciled professional liability insurer, and a rent-a-captive transaction.

The excess workers' compensation insurance products of Safety National which the Company reinsures provide coverage to employers and groups who self-insure their workers' compensation risks. The coverage applies to losses in excess of the applicable self-insured retentions of employers and groups whose workers' compensation claims are generally handled by third-party administrators. Because claim payments do not begin until after such retentions are met, it takes an average of 13 years from the date the claim is incurred to the time claim payments begin. At that point, the payments are primarily for wage replacement, similar to the benefit provided under disability coverage. Medical payments, if any, tend to be stable and predictable. Under the Company's excess workers' compensation reinsurance agreement, the Company provides reinsurance coverage in an aggregate maximum amount of $185,100,000 with respect to net losses in excess of $590,900,000 in the aggregate with respect to claims which had been incurred by Safety National prior to a specified date.

The group long-term disability insurance products of RSL which the Company reinsures provide a specified level of benefits to persons who, because of sickness or injury, are unable to work for a specified period of time. Such benefits generally are paid monthly and typically are limited for any one employee to two-thirds of the employee's earned income up to a specified limit. The Company's group long-term disability reinsurance agreement is a quota share agreement under which the Company reinsures approximately 27.8% of RSL's liabilities for specified disability claims incurred prior to a specified date and which were outstanding as of the date of the agreement. The Company is presently negotiating with RSL regarding the partial recapture of a substantial portion of the liabilities ceded under this agreement. If such negotiations are consummated, as to which there can be no assurance, up to

$26.3 million in cash would be transferred to RSL, representing the GAAP reserves as of the effective date of the recapture with respect to the liabilities as to which Oracle Re's reinsurance coverage would be terminated.

The professional liability business reinsured by the Company, which consists of certain lawyers' and accountants' liability coverages, provides coverage to the ceding company for aggregate net losses in excess of $8,500,000 up to an aggregate maximum of $16,500,000 on the business reinsured with respect to claims first made during specified prior periods.

Oracle Re's rent-a-captive programs allow clients to participate in a significant portion of their own loss exposure without the administrative costs and capital commitment necessary to establish and operate their own captive insurance company. A portion of the underwriting profit and investment income produced by the client's rent-a-captive business is returned to the client, creating a direct incentive for the client to engage in loss prevention and loss control and to reduce the overall cost of financing its loss exposures. Oracle Re typically will receive investment, management or other fees for its captive insurance products and services but may also retain a degree of underwriting risk.

The following table sets forth the reinsurance premiums written for the period ended December 31, 1998:

              Excess workers' compensation..........................................   $   82,086,000
              Group long-term disability............................................       39,833,950
              Professional liability................................................       13,425,000
              Rent-a-captive programs...............................................        2,875,000
                                                                                       --------------
                 Total premiums written.............................................   $  138,219,950
                                                                                       ==============


Each of these reinsurance agreements involved a one-time payment of reinsurance premium to the Company at inception and does not provide for ongoing premium payments. In the case of the excess workers' compensation reinsurance agreement, the amount paid to the Company was reduced by an advance underwriting cash flow profit commission in the amount of $16,000,000 which was retained and will be held by Safety National. The profitability of these reinsurance agreements is affected by, among other things, differences between actual and projected loss experience on the business reinsured and the Company's ability to control administrative expenses, as well as the claims administration and reserving practices of the ceding companies. The Company has retained, rather than retroceding to third party reinsurers, substantially all of the risks it has assumed through these reinsurance agreements.

The table below sets forth the loss and expense ratios for the period ended December 31, 1998, expressed as a percent of premium on the Company's reinsurance agreements:

                                                         Loss Ratio       Expense Ratio     Combined Ratio
                                                         ----------       -------------     --------------
              Excess workers' compensation.............       99%               -%                 99%
              Group long-term disability...............       91               13                 104
              Professional liability...................      102                -                 102
              Rent-a-captive programs..................      100                -                 100

UNDERWRITING PROCEDURES

The Company's underwriting strategy with respect to reinsuring group employee benefit and other insurance products is to focus on sound underwriting policies which require adequate reinsurance premiums for a given exposure believed to be commensurate with the amount of capital which the Company is placing at risk. Financial reinsurance will generally be offered with finite limits and the risk assumed will combine timing and interest rate risk with certain underwriting risk.

INVESTMENTS

The Company's investment strategy involves focusing on the management of its asset and liability durations. Since the Company's existing reinsurance agreements generally involve liabilities with long-term durations, the Company has been able to invest its assets in long-term duration investments. The Company's investment objective is to maximize returns while focusing on the preservation of capital, diversification of risk and liquidity of investments. The Company's assets have been allocated primarily among a number of investment managers that utilize diverse investment strategies and, to a lesser extent, to investments in fixed maturity securities. The investment managers' general strategy categories include, among others, diversified hedging, hedged equity, common stock/specialized trading, short selling, risk arbitrage, distressed securities, futures and commodities and foreign securities investing. The managers primarily invest in a variety of marketable securities and other liquid assets. The Company has invested in the investment vehicles of the managers, which are generally in the form of a corporation or partnership, or through managed accounts in which the manager invests directly on behalf of the Company. The Company can redeem its investment from substantially all of these investment vehicles on at least an annual basis, with many of the managers providing quarterly or more frequent liquidity. The Company's multi-manager, multi-strategy approach is intended to produce capital appreciation with reduced volatility. However, the Company's investment portfolio experienced significant negative volatility in 1998, due to extreme and adverse conditions affecting a number of sectors in the global financial markets.

For information regarding the composition and diversification of the Company's investment portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investments and Market Risk" and Notes A, B and G of the Notes to the Consolidated Financial Statements.

The following table sets forth the Company's investment results for the period ended December 31, 1998:

              Average investments (1).................................................  $  121,750,773
              Net investment loss (2).................................................      (7,828,731)
              Weighted average annual yield (3).......................................           (6.43%)
              Net realized loss on sales of investments...............................  $   (8,274,514)

              (1) Average investments are computed by dividing the total of the initial cost of investments at the beginning of the period plus the individual quarter-end balances by five and deducting one-half of net investment income.

              (2) Consists primarily of interest and dividend income and earnings on balances with independent investment managers accounted for under the equity method, less investment expenses.

              (3) The weighted average annual yield on the Company's investment portfolio for each period is computed by dividing the net investment loss, exclusive of the net realized loss on sales of investments and net unrealized gains on fixed maturity securities, by average investments for the period.


RESERVES FOR LOSSES AND LOSS EXPENSES

The Company carries as liabilities its share of actuarially determined reserves for estimated losses and loss expenses pursuant to its reinsurance agreements. Reserves for loss expenses represent the estimated probable costs of investigating the related claims and, when necessary, defending lawsuits in connection with those claims. Reserves for losses and loss expenses are estimated based on individual loss data, historical loss data and industry averages and indices and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, the ultimate liability could deviate from the amounts currently reflected in the Consolidated Financial Statements.

Reserves for losses and loss expenses relating to retrospectively written reinsurance agreements have been discounted at rates between 4.6% and 6.3% in accordance with industry practices. At December 31, 1998, gross undiscounted reserves for losses and loss expenses of $251,330,418 have been discounted by $126,138,595.

The following table provides a reconciliation of beginning and ending reserves for losses and loss expenses, including reserves for losses and loss expenses relating to a participating shareholder, for the period ended December 31, 1998:

    Gross and net reserves for losses and loss expenses, January 27, 1998....................    $           -
    Current year incurred losses and loss expenses...........................................      134,312,059
    Less: current year paid losses and loss expenses.........................................        6,245,236
                                                                                                 -------------
    Gross and net reserves for losses and loss expenses, December 31, 1998...................    $ 128,066,823
                                                                                                 =============


The Company periodically reviews the estimated reserves for losses and loss expenses and any changes are reflected currently in earnings for each period. The Company has not experienced significant adverse deviations from its assumptions. The Company's Bermuda statutory reserves are equal to its GAAP reserves.


COMPETITION

The reinsurance industry is highly competitive. Oracle Re competes with other Bermuda and non-Bermuda based reinsurers, many of which have greater financial, marketing and management resources and longer operating histories, and it may compete with new market entrants in the future. Competition in the types of reinsurance that Oracle Re intends to underwrite is based on many factors, including perceived financial strength of the reinsurer, pricing and other terms and conditions offered, services provided, ratings assigned by independent rating organizations, including A.M. Best Company, speed of claims payment and reputation and experience in the line of reinsurance to be written.

Neither Oracle Re nor the Company is rated by A.M. Best Company or by any other insurance or credit rating agency and is not expected to receive a rating until it has accumulated at least five consecutive years of representative operating performance.


REGULATION

BERMUDA

The business of Oracle Re is regulated by the Bermuda Insurance Act 1978, as amended by the Insurance Amendment Act 1995, and related regulations (the "Act"). The Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants the Minister of Finance (the "Minister") powers to supervise, investigate and intervene in the affairs of insurance companies. The Act provides for four classes of insurance companies. Oracle Re has been designated a Class 3 insurer, which is the designation requiring capital and surplus in excess of $1.0 million, and as a long-term insurer, which permits the Company to reinsure life insurance and annuity business. Each registered insurer must appoint an independent auditor to audit and report on the Statutory Financial Statements and Statutory Financial Return on an annual basis. The independent auditor must be approved by the Minister. Each Class 3 insurer must appoint a loss reserve specialist, who must also be approved by the Minister, to review and report on the loss reserves of the insurer on an annual basis. Class 3 companies are required to file their Statutory Financial Return and Statutory Financial Statements with the Registrar of Companies in Bermuda, who is the chief administrative officer under the Act, no later than four months from the insurer's fiscal year end. The Statutory Financial Return includes, among other matters, the report of the approved independent auditor, the actuarial opinion on loss reserves prepared by the approved loss reserve specialist, a declaration of statutory ratios, and a solvency certificate. Both the declaration of statutory ratios and the solvency certificate must be signed by at least two directors of the insurer.

The Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin which varies with the class of the insurer and the insurer's net premiums written and loss reserve level. The Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. The Company maintains significant investments in the investment vehicles of certain investment managers, which assets are not automatically regarded as relevant assets, as defined in the Act. However, the Company has received approval from the Minister to treat these investments as relevant assets on the basis that their underlying financial strength is sustained by assets that are quoted investments under the Act.

The payment of dividends or other distributions by Oracle Re is limited under the Act. In accordance therewith, Oracle Re is prohibited from paying dividends or other distributions unless after such payment the amount by which its general business assets exceed its general business liabilities is the greatest of the following amounts: (i) $1.0 million; (ii) an amount equal to 20% of the first $6.0 million of net written premiums in the subject year plus 15% of all net written premiums in excess thereof in the subject year; or (iii) an amount equal to 15% of the reserves for losses and loss adjustment expenses reflected in the balance sheet at the date of determination.

Oracle Re may declare and pay a dividend or make a distribution out of contributed surplus or other assets legally available for distribution provided that after the payment of such dividend or distribution Oracle Re will continue to meet its minimum solvency margin and minimum liquidity ratio as detailed above.

Further, in accordance with the Act, before reducing by 15% or more its total statutory capital as set out in its previous year's financial statements, a Class 3 insurer must apply to the Minister for his approval and is obliged to provide such information in connection therewith as the Minister may require.


UNITED STATES AND OTHER

Oracle Re is not admitted to do business in any jurisdiction except Bermuda. The insurance laws of each state in the United States and of many foreign countries regulate the sale of insurance within their jurisdictions by alien insurers, such as Oracle Re, which are not admitted to do business within such jurisdiction. With some exceptions, such sale of insurance within a jurisdiction where the insurer is not admitted to do business is prohibited. Oracle Re conducts its business through its executive offices in Bermuda and does not maintain an office or solicit, advertise, settle claims or conduct other insurance activities in the United States or in any jurisdiction other than Bermuda where the conduct of such activities would require that Oracle Re be so admitted. However, United States insurance laws specifying the conditions under which a U.S. insurer may receive credit on its statutory financial statements for reinsurance ceded to a non-admitted reinsurer, such as Oracle Re, including requirements as to the provision of collateral security by such a reinsurer, may affect Oracle Re's reinsurance arrangements with U.S. ceding companies.


EMPLOYEES

The Company and its subsidiaries employed one person at December 31, 1998.


OTHER SUBSIDIARIES

The Company conducts certain of its investing activities though its wholly-owned subsidiary, O.R. Investments Ltd.


OTHER TRANSACTIONS

RIGHTS OFFERING AND OTHER FINANCING

In January 1998, the Company issued rights to acquire up to 2,039,507 of the Company's Common Shares at $10.25 per share to each stockholder of DFG. These shares were effectively fully subscribed, with the shares not initially being taken up by stockholders of DFG having been subscribed for by standby purchasers of the rights offering. The Company received net proceeds of $20,904,947 from the offering. A two-for-one stock split was distributed in June 1998, increasing shares outstanding from 2,039,507 to 4,079,014. In addition to the capital raised by the rights offering, DFG and certain of its subsidiaries purchased from the Company during 1998 $40,000,000 in aggregate principal amount of 9% subordinated notes due 2028 (the "Subordinated Notes"). In December 1998, DFG sold $10,000,000 in aggregate principal amount of the Subordinated Notes to an unrelated third party.

In December 1998, in a private placement to an unrelated third party, the Company issued 100,000 Series A Preferred Shares, $0.01 par value, in exchange for $10,000,000 in aggregate principal amount of the Subordinated Notes. The Series A Preferred Shares are non-voting and are entitled to a cumulative dividend of 9.5% per annum on the shares' issue price, payable solely in additional Series A Preferred Shares, and are redeemable at $100 per share. On December 31, 1998, the Company issued 1,000 Participating Preferred Shares, $0.01 par value, for proceeds of $1,000 in connection with the establishment of a rent-a-captive program.


LETTER OF CREDIT AGREEMENT

In January 1998, Oracle Re entered into a letter of credit agreement (the "LOC Agreement") with a group of banks led by Bank of America National Trust and Savings Association. The purpose of such agreement is to permit Oracle Re to obtain letters of credit from time to time for the benefit of U.S. insurers which cede reinsurance to Oracle Re. Since Oracle Re is not admitted to do business in the United States, it is necessary that Oracle Re provide collateral security meeting certain U.S. regulatory requirements in order for a U.S. insurer which cedes reinsurance to Oracle Re to receive credit on its statutory financial statements for such reinsurance. A U.S. insurer will typically require that such collateral security be provided in connection with its cession of reinsurance to a non-admitted company such as Oracle Re. Oracle Re's existing reinsurance agreements require that letters of credit be maintained in favor of the respective ceding companies in order to secure Oracle Re's obligations thereunder. Under the LOC Agreement, the banks have committed to provide letters of credit in the aggregate maximum amount of $120,000,000. Presently, $106,362,770 of letters of credit are outstanding under such agreement, and Oracle Re has separately obtained additional letters of credit in the amount of $16,500,000 as security in connection with existing reinsurance agreements. There can be no assurance that the banks will increase their maximum commitment under the LOC Agreement to facilitate the expansion of Oracle Re's business.

The LOC Agreement contains a number of requirements relating to the provision by Oracle Re of collateral security to the banks and covenants relating to Oracle Re's business and finances. Outstanding letters of credit must be secured by the pledge of investments by Oracle Re to the banks, with varying levels of excess collateral required depending on the type of investments pledged. Where the collateral pledged consists of interests in investment vehicles of investment managers, the primary component of Oracle Re's investment portfolio, the value of such collateral must generally equal at least 140% of the amount of the outstanding letters of credit on a mark-to-market basis. The LOC Agreement also contains, among other covenants, limitations on the incurrence of liens, indebtedness and contingent obligations by Oracle Re, statutory surplus maintenance requirements as to Oracle Re, diversification and liquidity requirements as to Oracle Re's investment portfolio and restrictions on dividends to the Company by Oracle Re. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Oracle Re is presently in compliance in all material respects with such requirements and covenants.


INVESTMENT ADVISORY AGREEMENT

The allocation of the Company's assets among various investment strategies and among particular investment managers within the strategies is performed by Acorn Advisory Capital L.P. (the "Investment Advisor") pursuant to an investment advisory agreement (the "Investment Advisory Agreement"). This agreement provides for the payment to the Investment Advisor of a fee equal to 50 basis points of assets under management. The Investment Advisor has to date waived the fee under the Investment Advisory Agreement and may continue to waive future fees, although there can be no assurance that it will do so. In addition, the Investment Advisory Agreement allows the Investment Advisor to defer payment of its fees, although there can be no assurance that it will do so. While the initial term of the Investment Advisory Agreement ended on December 31, 1998, the agreement has been renewed until December 31, 2000. Termination is subject to notice given at least 60 days prior to the end of the then-current term by either the Company or the Investment Advisor. Mr. Rosenkranz, Chairman of the Board of Directors of the Company and Oracle Re, may be deemed to be the beneficial owner of substantially all of the Investment Advisor.

AGREEMENT WITH INTERNATIONAL ADVISORY SERVICES LTD.

The Company has engaged International Advisory Services Ltd. ("IAS") to provide certain management and administrative services to the Company. These services include underwriting support and administration, preparation of financial statements, liaison with auditors, legal advisors and other service providers, together with such other duties as may be agreed upon. David Ezekiel, Vice President and a director of the Company and Oracle Re, is the President & Managing Director of IAS.


ITEM 2. PROPERTIES

The Company's principal executive office is located at Chevron House, 11 Church Street, Hamilton HM 11, Bermuda. This office space is provided to the Company by IAS.


ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any litigation or arbitration, although it may be subject to litigation and arbitration from time to time in the ordinary course of its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The table below sets forth the names, ages and titles of the Directors and Executive Officers of the Company.

Name                                     Age                  Position with the Company
----                                     ---                  -------------------------
Robert Rosenkranz                         56                  Chairman of the Board
Colin O'Connor                            51                  President, Chief Executive Officer and Director
David Ezekiel                             50                  Vice President and Director
Nicolas G. Trollope                       51                  Secretary and Director
Edward A. Fox                             62                  Director
Harold F. Ilg                             51                  Director
Charles P. O'Brien                        62                  Director
Lewis S. Ranieri                          52                  Director
Thomas L. Rhodes                          59                  Director
Robert M. Smith, Jr.                      47                  Director

In addition, Bermuda law imposes certain managerial requirements for all exempted companies. To meet these requirements, the Company and Oracle Re have a secretary who is ordinarily resident in Bermuda and a resident representative. In accordance with Bermuda law, the secretary of the Company can not also act as the resident representative. To satisfy Bermuda law, the Company and Oracle Re have appointed David Ezekiel and Nicolas G. Trollope as resident representative and Secretary, respectively.


MR. ROSENKRANZ has served as Chairman of the Board of each of the Company and Oracle Re since their inception in September 1997. Mr. Rosenkranz has served as the President and Chief Executive Officer of DFG since May 1987 and has served as Chairman of the Board of Directors of DFG since April 1989. Mr. Rosenkranz is also the Chairman of the Board of RSL, First Reliance Standard Life Insurance Company and Reliance Standard Life Insurance Company of Texas and a director of Safety National. Mr. Rosenkranz has served as either sole or managing general partner of Rosenkranz & Company or as beneficial owner of its corporate general partner since October 1978.

MR. O'CONNOR has served as President, Chief Executive Officer and Director of each of the Company and Oracle Re since their inception in September 1997. Mr. O'Connor served as President of Belvedere Insurance Company Ltd. for more than five years. Mr. O'Connor is a director of Lombard Odier International Trust (Bermuda) Ltd. and Midlands Management Co.

MR. EZEKIEL has served as Vice President and Director of each of the Company and Oracle Re since their inception in September 1997. Mr. Ezekiel is the President and Managing Director of IAS, a Bermuda domiciled and licensed insurance management company. Prior to founding IAS, Mr. Ezekiel was a partner with the accounting firm of Moore, Stephens & Butterfield, the Bermuda arm of KPMG Peat Marwick.

MR. TROLLOPE has served as Secretary and Director of each of the Company and Oracle Re since their inception in September 1997. Mr. Trollope is a partner with the law firm of Conyers Dill & Pearman, Hamilton, Bermuda, which he joined in 1975. Mr. Trollope is a director and officer of numerous Bermuda exempted companies for which Conyers Dill & Pearman acts as legal counsel and for which its associated company, Codan Services Ltd., provides corporate administrative services.

MR. FOX has served as Director of each of the Company and Oracle Re since their inception in September 1997. Mr. Fox, Chairman of SLM Holding Corp., the parent of Sallie Mae, a financial intermediary serving the education credit market, served as the Dean of the Amos Tuck School of Business Administration at Dartmouth College from May 1990 until September 1994. From April 1973 until May 1990, Mr. Fox was President and Chief Executive Officer of Sallie Mae. Mr. Fox is a director of DFG.

MR. ILG has served as a Director of each of the Company and Oracle Re since their inception in September 1997. Mr. Ilg is the Chairman of the Board of Safety National and serves on Safety National's Executive and Investment Committee. Mr. Ilg has been associated with Safety National since 1978. Mr. Ilg is a Certified Public Accountant and previously worked for Coopers and Lybrand prior to his association with Safety National. Mr. Ilg is a member of the Missouri Society of CPA and the Insurance Accounting and Systems Association. Mr. Ilg is also a director of RSL.

MR. O'BRIEN has served as a Director of each of the Company and Oracle Re since their inception in September 1997. Mr. O'Brien has served as President, Chief Executive Officer and a director of RSL since August 1976. Mr. O'Brien also serves as President, Chief Executive Officer and a director of First Reliance Standard Life Insurance Company and Reliance Standard Life Insurance Company of Texas. Mr. O'Brien is a director of DFG and Safety National.

MR. RANIERI has served as a Director of the Company since its inception in September 1997. Mr. Ranieri has served as Chairman and Chief Executive Officer since January 1988 of Ranieri & Co., Inc. and oversees Hyperion Partners L.P. and Hyperion Partners II L.P. (collectively, "Hyperion"), funds created to invest in the financial services, housing and real estate industries. As part of his responsibilities with Hyperion, Mr. Ranieri serves as Vice Chairman of Hyperion Capital Management, a New York-based money management firm specializing in mortgage-backed securities, as Chairman, Director and/or Trustee of several closed-end investment companies advised by Hyperion Capital Management, Inc., and as Chairman and a director of Bank United Corp. and a director of Bank United, a Houston-based savings and loan institution. Mr. Ranieri is also a director of DFG.

MR. RHODES has served as a Director of each of the Company and Oracle Re since their inception in September 1997. Mr. Rhodes has been President of National Review since November 1992, where he has also served as a director since 1988. From 1987 to November 1992, Mr. Rhodes was a partner of Goldman Sachs & Co., New York, New York. Mr. Rhodes is Co-Chairman, Co-Chief Executive Officer and Co-Manager of Financial Asset Management LLC, Co-Chairman and Co-Chief Executive Officer of Asset Investors Corporation and Co-Chairman and Co-Chief Executive Officer of Commercial Assets, Inc. Mr. Rhodes is a director of Apartment Investment and Management Company, The Lynde and Harry Bradley Foundation, DFG, RSL and trustee of The Heritage Foundation.

MR. SMITH has served as a Director of each of the Company and Oracle Re since their inception in September 1997. Mr. Smith has served as Vice President of DFG since July 1994. Prior to joining DFG, Mr. Smith served as Director, Investment Banking for Merrill Lynch & Company in New York. Mr. Smith is a director of DFG, RSL, First Reliance Standard Life Insurance Company, Reliance Standard Life Insurance Company of Texas and Safety National.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

The closing price for the Company's Common Shares was $6.00 on March 16, 1999. There were in excess of 700 holders of record of the Company's Common Shares as of March 16, 1999.

The following table sets forth the high and low closing prices for the Company's Common Shares for the periods indicated. The Company's Common Shares are traded on the NASDAQ National Market System under the symbol DLTDF. Prior to August 13, 1998, the Company's Common Shares were quoted on the National Association of Securities Dealers, Inc.'s Electronic Bulletin Board under the symbol DPHIF.

                                                                     High             Low
                                                                  -----------      ----------
         1998:    First Quarter                                   $  13 7/8        $    7 1/2
                  Second Quarter                                     20                12 1/4
                  Third Quarter                                      19                 8 1/4
                  Fourth Quarter                                      8 15/16           6 1/8

No cash dividends have been declared or paid on the Common Shares. The Board of Directors of the Company does not intend to pay cash dividends on the Common Shares in the foreseeable future but intends to retain any earnings for use in the operations of the Company's business, including the payment of principal and interest on the Subordinated Notes.


ITEM 6. SELECTED FINANCIAL DATA

The selected financial data below as of or for the period ended December 31, 1998 should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes.

         INCOME STATEMENT DATA:
             Premiums written:
                Excess workers' compensation........................................   $   82,086,000
                Group long-term disability..........................................       39,833,950
                Professional liability..............................................       13,425,000
                Rent-a-captive programs.............................................        2,875,000
                                                                                       --------------
                                                                                          138,219,950
             Premiums ceded.........................................................          (37,500)
                                                                                       --------------
                   Premiums earned                                                        138,182,450
             Net investment loss....................................................       (7,828,731)
             Net realized loss on sale of investments                                      (8,274,514)
                                                                                       --------------
                                                                                          122,079,205
             Losses and expenses....................................................      145,334,244
                                                                                       --------------
                Net loss............................................................   $  (23,255,039)
                                                                                       ==============

             Basic loss per share of common stock...................................   $        (5.70)

             Weighted average Common Shares outstanding.............................        4,079,014


         BALANCE SHEET DATA:
             Total assets...........................................................   $  169,971,128
             Subordinated notes.....................................................       30,000,000
             Shareholder's equity...................................................        8,010,694

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations and financial condition of the Company. This analysis should be read in conjunction with the Consolidated Financial Statements and related notes.


RESULTS OF OPERATIONS

Underwriting Income. The Company commenced underwriting on January 27, 1998. Premiums written for the period ended December 31, 1998 were $138.2 million. These premiums were derived primarily from workers' compensation aggregate excess of loss reinsurance assumed from Safety National in the amount of $82.1 million, from the group long-term disability quota share reinsurance assumed from RSL in the amount of $39.8 million, from a professional liability aggregate excess reinsurance agreement in the amount of $13.4 million, and from a rent-a-captive program in the amount of $2.9 million.

Investment Losses. For the period ended December 31, 1998, the net investment loss totaled $7.8 million and the net realized loss on sales of investments totaled $8.3 million. Investment results are derived primarily from investment vehicles of independent investment managers, which are accounted for under the equity method, with earnings and losses included in net investment income. The managers' investment losses for the period were primarily the result of extreme and adverse conditions affecting a number of sectors in the global financial markets.

Underwriting and Other Expenses. Losses and loss expenses incurred of $134.3 million for the period ended December 31, 1998 include the discounted value of the loss portfolios assumed under the reinsurance agreements with SNCC and RSL and provisions for losses and loss expenses for the professional liability aggregate excess reinsurance agreement and rent-a-captive program referred to above. Underwriting and acquisition expenses were $5.2 million for the period ended December 31, 1998 and were comprised of ceding commissions of $4.8 million and other underwriting expenses of $0.4 million. Interest expense on the Subordinated Notes for the period ended December 31, 1998 totaled $2.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liquidity needs at the holding company level include funding operating expenses, the repayment of incorporation expenses paid by DFG and interest payments on the Subordinated Notes. At the Company's option, the Company may pay interest on the Subordinated Notes in additional Subordinated Notes in lieu of cash payments during any five-year period. As of December 31, 1998, the Company had $15.3 million in financial assets at the holding company level. The Company's other source of liquidity at the holding company level consists of dividends from Oracle Re. Dividend payments by the Company's insurance subsidiary to the Company are subject to certain Bermuda regulatory restrictions as well as contractual restrictions. Under the LOC Agreement, dividends by Oracle Re in any fiscal year may generally not exceed the greater of (a) 50% of Oracle Re's statutory net income for the preceding fiscal year and
(b) the lesser of (i) $3,000,000 and (ii) Oracle Re's statutory net income for the preceding fiscal year. See "Business - Regulation - Bermuda."

The principal liquidity requirement of the Company's insurance subsidiary, Oracle Re, in addition to funding operating expenses, is the fulfillment of the obligations under its reinsurance agreements. The primary source of funding for these obligations, in addition to operating earnings, is the net cash flow from the investments included in Oracle Re's investment portfolio. Each of the Company's existing reinsurance agreements involved a one-time payment to Oracle Re at inception and does not provide for ongoing reinsurance premiums. If the Company finalizes the partial recapture by RSL of the liabilities ceded under its quota share reinsurance agreement with RSL, up to $26.3 million of the reserves carried by the Company with respect to this agreement will be transferred to RSL. See "Business - Reinsurance Business." The Company expects to have sufficient cash and cash equivalents available to fund such transfer.

In addition to Oracle Re's current liquidity requirements, Oracle Re is required to provide collateral security with respect to letters of credit outstanding under the LOC Agreement and otherwise. Under the LOC Agreement, the collateral maintenance requirement is equal to up to 140% of the amount of the outstanding letters of credit. See "Other Transactions - Letter of Credit Agreement." In the event that sufficient collateral cannot be maintained relative to these requirements, Oracle Re may be required to negotiate with its reinsureds to reduce the size of the reinsurance transactions, thereby decreasing the amounts of letters of credit and related collateral requirements under the LOC Agreement. Moreover, if Oracle Re were unable to furnish sufficient collateral or otherwise to fail to satisfy any covenant or requirement under the LOC Agreement, it may be required to liquidate all or a substantial portion of its investment portfolio or otherwise secure its obligations under its reinsurance agreements, which would likely have a material adverse effect on the business and operations of the Company.

The Company believes that the sources of funding available at the holding company and insurance subsidiary levels, respectively, will be adequate to satisfy on both a short-term and long-term basis the companies' applicable liquidity requirements.

Investments and Market Risk. At December 31, 1998, the Company has allocated $77.2 million, or 81% of the Company's investment portfolio, among a number of investment managers that utilize diverse investment strategies. The investment managers' general strategy categories include, among others, diversified hedging, hedged equity, common stock/specialized trading, short selling, risk arbitrage, distressed securities, futures and commodities and foreign securities investing. The managers primarily invest in a variety of marketable securities and other liquid assets. The Company has invested in the investment vehicles of the managers, which are generally in the form of a corporation or partnership, or through managed accounts in which the manager invests directly on behalf of the Company. The Company can redeem its investment from substantially all these investment vehicles on at least an annual basis with many of the managers providing quarterly or more frequent liquidity.

In addition, 19% of the Company's investment portfolio at December 31, 1998 was invested in fixed maturity securities, which had a weighted average credit rating of "AAA" as rated by Standard & Poor's Corporation. At December 31, 1998, 91% of the Company's fixed maturity securities portfolio consisted of mortgage-backed securities. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company's fixed maturity investments subject it to risks resulting from changes in interest rates. The Company manages this interest rate risk by active portfolio management focusing on matching the durations of invested assets and related liabilities. If interest rates were to increase by 10% from their December 31, 1998 levels, the fair value of the Company's fixed maturity investments would decline by approximately $0.6 million. This analysis incorporates numerous assumptions and estimates and assumes no changes in the Company's investment portfolio in reaction to such interest rate changes. Consequently, the results of this analysis will likely be different from the actual changes experienced under given interest rate scenarios, and those differences may be material.

The Company's Subordinated Notes were issued at a fixed interest rate. A hypothetical 10% decrease in market interest rates would cause a corresponding $1.6 million increase in the fair value of the Company's fixed-rate corporate debt.


IMPACT OF YEAR 2000

All of the Company's computer related systems are furnished by its third party administrative services provider, a substantial and reputable firm which provides similar services to other Bermuda based insurance companies. This firm has provided the Company an assurance that it has completed its Year 2000 assessment and that all of its computer related systems will be Year 2000 compliant by April 1999. The Company has also requested assurances of Year 2000 compliance from its other significant business partners and vendors in an effort to resolve any potential problems with the products and services they provide. In most cases, alternative vendors could be utilized in the event Year 2000 problems are encountered. During 1999, the Company will develop appropriate contingency plans in the event any of the computer systems of its administrative services provider, business partners and vendors are not Year 2000 compliant. The costs of the Company's activities relating to the Year 2000 issue have not been and are not expected to be material to the Company's financial condition or results of operations. The Company does not believe that the Year 2000 issue will have a material effect on its operations; however, no assurance can be given in this regard.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

In connection with and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions its readers regarding certain forward-looking statements in the foregoing discussions and elsewhere in this Form 10-K and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," or "judgment." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include changes in global economic and financial conditions and markets, the Company's investment strategy and implementation thereof, the performance of the Company's investment portfolio, the ability of the Company to generate new business opportunities and submissions, changes in insurance or other laws and regulations or governmental interpretations thereof, and the ability of the Company's or significant third parties' computer systems to process correctly dates in and after the year 2000. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.


ITEM 7A. MARKET RISK DISCLOSURE

The information required by Item 7A is included in this Form 10-K under the heading "Investments and Market Risk" beginning on page 12 of this Form 10-K.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in this Form 10-K beginning on page 17 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual General Meeting of Shareholders, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference, and in Item 4A in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual General Meeting of Shareholders, under the caption "Executive Compensation" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

The information required by Item 12 is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual General Meeting of Shareholders, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual General Meeting of Shareholders, under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The response to this portion of Item 14 is submitted as a separate section of this report (see page 18 of this Form 10-K).

(b)      No reports on Form 8-K were filed during the fourth quarter of 1998.

(c) The following Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

         3.1      Memorandum of Association (1)

         3.2      Amended and Restated Bye-Laws (1)

         10.1 Form of Note Agreement between Delphi International Ltd. and Delphi Financial Group, Inc., Reliance Standard Life Insurance Company and Safety National Casualty Corporation (1)

         10.2 Form of Reinsurance Agreement between Oracle Reinsurance Company Ltd. and Reliance Standard Life Insurance Company (1)

         10.3 Form of Reinsurance Agreement between Oracle Reinsurance Company Ltd. and Safety National Casualty Corporation (1)

         10.4 Form of Investment Advisory Agreement between Oracle Reinsurance Company Ltd. and Acorn Advisory Capital L.P. (1)

         10.5 Description of Oral Employment Agreement with Colin O'Connor (Exhibit 10.7) (1)

         10.6 Letter of Credit Agreement, dated as of January 27, 1998, among Oracle Reinsurance Company Ltd., Bank of America National Trust and Savings Association, as Agent and L/C Administrator, The Bank of New York, as co-agent, Deutsche Bank AG, as co-agent, Dresdner Bank AG, New York branch, as co-agent and Fleet National Bank, as co-agent, and the other financial institutions party thereto (3)

         11.1     Computation of Results per Common Share (2)

         21.1     Subsidiaries of the Registrant (3)

         24.1     Powers of Attorney (3)

         27       Financial Data Schedule (3)
         -------------------

         (1) Incorporated herein by reference to the designated exhibit to the Company's Form S-1 dated December 30, 1997.

         (2) Incorporated herein by reference to Note I to the Consolidated Financial Statements included elsewhere herein.

         (3)      Filed herewith.

(d) The following consolidated financial statement schedules of Delphi International Ltd. and subsidiaries are included under Item 8 and are presented beginning on page 29 of this Form 10-K:

         Schedule I -      Summary of Investments Other Than Investments in
                           Related Parties

         Schedule II -     Condensed Financial Information of Registrant

         Schedule VI -     Supplemental Information Concerning Property -
                           Casualty Operations

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Delphi International Ltd.

                                      By:  /s/ COLIN O'CONNOR
                                           -------------------------------------
                                           President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                 Capacity                                    Date
----                                                 --------                                    ----
                  *                                  Chairman of the Board                       March 31, 1999
------------------------------------
         (Robert Rosenkranz)

         /s/  COLIN O'CONNOR                         President and Chief Executive Officer       March 31, 1999
------------------------------------                 (Principal Executive Officer)
          (Colin O'Connor)

         /s/  DAVID EZEKIEL                          Vice President and Director                 March 31, 1999
------------------------------------                 (Principal Accounting and
           (David Ezekiel)                           Financial Officer)


                  *                                  Secretary and Director                      March 31, 1999
------------------------------------
         (Nicolas Trollope)

                  *                                  Director                                    March 31, 1999
------------------------------------
           (Edward A. Fox)

                  *                                  Director                                    March 31, 1999
------------------------------------
            (Harold Ilg)

                  *                                  Director                                    March 31, 1999
------------------------------------
        (Charles P. O'Brien)

                  *                                  Director                                    March 31, 1999
------------------------------------
         (Lewis S. Ranieri)

                  *                                  Director                                    March 31, 1999
------------------------------------
         (Thomas L. Rhodes)

                  *                                  Director                                    March 31, 1999
------------------------------------
       (Robert M. Smith, Jr.)


         * BY: /s/ COLIN O'CONNOR
               ------------------------------------
                   Attorney-in-Fact

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                     Net Income
                                                                                                     (Loss) Per
                                                                                    Net Income         Common
                                                                   Revenues           (Loss)            Share
                                                                  ----------        ----------       ----------
1998:    First Quarter........................................    $  128,415        $    2,824       $     0.69
         Second Quarter.......................................        (1,390)              783             0.19
         Third Quarter........................................        (4,059)          (18,756)           (4.60)
         Fourth Quarter.......................................        (3,762)           (8,106)           (1.99)

Computations of earnings or loss per share for each quarter are made independently of earnings or loss per share for the year. Due to the transactions affecting the weighted average number of shares outstanding in each quarter and due to the uneven distribution of earnings and losses during the year, the sum of quarterly earnings or loss per share does not equal the earnings or loss per share for the year.

Reporting the results of operations on a quarterly basis requires the use of numerous estimates throughout the year, primarily in the computation of insurance reserves. It is the Company's practice to review estimates at the end of each quarter and, if necessary, make appropriate adjustments, with the effect of these adjustments being reported in current operations. Only at year-end is the Company able to assess the accuracy of its previous quarterly estimates. The Company's fourth quarter results include the effect of the difference between previous estimates and actual year-end results. Therefore, the results of an interim period may not be indicative of the results of the entire year.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                            Page
                                                                                                            ----
Audited Consolidated Financial Statements of Delphi International Ltd. and Subsidiaries:

     Report of Independent Auditors..................................................................         19

     Consolidated Statement of Loss and Comprehensive Loss - Period from
         January 27, 1998 to December 31, 1998.......................................................         20

     Consolidated Balance Sheet - December 31, 1998..................................................         21

     Consolidated Statement of Cash Flows - Period ended December 31, 1998...........................         22

     Notes to Consolidated Financial Statements......................................................         23


The following Consolidated Financial Statement Schedules of Delphi International Ltd. and
     Subsidiaries are included under Item 14(d):

     Schedule I, Summary of Investments Other Than Investments in Related Parties....................         29

     Schedule II, Condensed Financial Information of Registrant......................................         30

     Schedule VI, Supplemental Information Concerning Property-Casualty Insurance Operations.........         34

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Shareholders
Delphi International Ltd.


We have audited the accompanying consolidated balance sheet of Delphi International Ltd. and subsidiaries as of December 31, 1998 and the related consolidated statement of loss and comprehensive loss, shareholders' equity, and cash flows for the period from January 27, 1998 to December 31, 1998. Our audit also included the financial statement schedules listed in the Index at Item 14(d). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi International Ltd. and subsidiaries at December 31, 1998 , and the consolidated results of their operations and their cash flows for the period from January 27, 1998 to December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                       /s/  ERNST & YOUNG

Hamilton, Bermuda
February 15, 1999

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF LOSS AND COMPREHENSIVE LOSS
                PERIOD FROM JANUARY 27, 1998 TO DECEMBER 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)


Revenues:
    Premiums written ................................     $ 138,219,950
    Premiums ceded ..................................           (37,500)
                                                          -------------
       Premiums earned ..............................       138,182,450

Net investment loss .................................        (7,828,731)
Net realized loss on sales of investments ...........        (8,274,514)
                                                          -------------

       Total revenues ...............................       122,079,205
                                                          -------------

Losses and expenses:
    Losses and loss expenses incurred ...............       134,312,059
    Underwriting and acquisition expenses ...........         5,192,047
    Interest expense ................................         2,848,881
    General and administrative expenses .............         1,643,222
    Incorporation costs .............................         1,338,035
                                                          -------------

       Total losses and expenses ....................       145,334,244
                                                          -------------

          Net loss ..................................       (23,255,039)

Other comprehensive income:
    Net unrealized gains on fixed maturity
      securities ....................................           359,786
                                                          -------------

          Comprehensive loss ........................     $ (22,895,253)
                                                          -------------


Basic loss per Common Share .........................     $       (5.70)

Weighted average Common Shares outstanding ..........         4,079,014


                 See notes to consolidated financial statements.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)


Assets:
   Investments:
       Balances with independent investment managers.........................................   $   77,197,580
       Fixed maturity securities available for sale..........................................       18,306,720
                                                                                                --------------
                                                                                                    95,504,300

    Cash and cash equivalents................................................................       26,152,550
    Funds withheld by ceding reinsurer.......................................................       16,000,000
    Due from investment managers.............................................................       28,106,350
    Deferred acquisition costs...............................................................        1,147,923
    Other assets.............................................................................          185,005
    Assets held for participating shareholder - cash and cash equivalents....................        2,875,000
                                                                                                --------------
       Total assets..........................................................................   $  169,971,128
                                                                                                ==============

Liabilities:
    Reserves for losses and loss expenses....................................................   $  125,191,823
    Subordinated notes.......................................................................       30,000,000
    Other liabilities........................................................................        3,893,611
    Liabilities relating to participating shareholder - reserves for losses and loss expenses        2,875,000
                                                                                                --------------
       Total liabilities.....................................................................      161,960,434
                                                                                                --------------

Shareholders' equity:
    Preferred Shares, $0.01 par value; 5,000,000 shares authorized, 100,000 shares
       issued and outstanding................................................................            1,000
    Participating Preferred Shares, $0.01 par value; 1,000 shares issued and outstanding.....               10
    Common shares $0.01 par value; 10,000,000 shares authorized, 4,079,014 shares
       issued and outstanding................................................................           40,790
    Additional paid-in capital...............................................................       30,864,147
    Accumulated other comprehensive income...................................................          359,786
    Retained deficit.........................................................................      (23,255,039)
                                                                                                --------------
       Total shareholders' equity............................................................        8,010,694
                                                                                                --------------
          Total liabilities and shareholders' equity.........................................   $  169,971,128
                                                                                                ==============


                 See notes to consolidated financial statements.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                PERIOD FROM JANUARY 27, 1998 TO DECEMBER 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)


Net cash flows from operating activities:
    Net loss  ...............................................................................    $ (23,255,039)
    Adjustment to reconcile net loss to net cash provided by operating activities:
       Realized losses on balances with independent investment managers......................        8,585,144
       Net unrealized losses on balances with independent investment managers................        9,271,441
       Net realized gains on sales of fixed maturity securities..............................         (310,630)
       Amortization on fixed maturity securities.............................................          (36,870)
       Changes in assets and liabilities:
          Funds withheld by ceding reinsurer.................................................      (16,000,000)
          Deferred acquisition costs.........................................................       (1,147,923)
          Incorporation costs................................................................        1,338,035
          Other assets.......................................................................         (185,005)
          Reserves for losses and loss expenses..............................................      125,191,823
          Due from independent investment managers...........................................      (28,106,350)
          Other liabilities..................................................................        3,893,611
          Assets held for participating shareholder..........................................       (2,875,000)
          Liabilities relating to participating shareholder..................................        2,875,000
                                                                                                 -------------
              Net cash provided by operating activities......................................       79,238,237
                                                                                                 -------------

Cash flows from investing activities:
    Proceeds from sales of fixed maturity securities.........................................        8,849,381
    Withdrawals from balances with independent investment managers...........................       48,404,465
    Purchases of investments with independent investment managers............................     (143,458,630)
    Purchases of fixed maturity securities...................................................      (26,448,815)
    Incorporation costs......................................................................       (1,338,035)
                                                                                                 -------------
       Net cash used by investing activities.................................................     (113,991,634)
                                                                                                 -------------

Cash flows from financing activities:
    Proceeds from issuance of Subordinated notes.............................................       40,000,000
    Extinguishment of Subordinated Notes.....................................................      (10,000,000)
    Proceeds from issuance of Preferred Shares...............................................       10,001,000
    Proceeds from issuance of Common Shares..................................................       20,904,947
                                                                                                 -------------
       Net cash provided by financing activities.............................................       60,905,947
                                                                                                 -------------

Increase in cash and cash equivalents........................................................       26,152,550
Cash and cash equivalents at beginning of period.............................................                -
                                                                                                 -------------
Cash and cash equivalents at the end of period ..............................................    $  26,152,550
                                                                                                 =============


                 See notes to consolidated financial statements.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Delphi International Ltd. ("DIL") and its wholly-owned subsidiaries Oracle Reinsurance Company Ltd. ("Oracle Re") and O.R. Investments Ltd. ("ORI"). Except where the context indicates otherwise, DIL and its subsidiaries are herein collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated. As of December 31, 1998, Mr. Robert Rosenkranz, Chairman of the Board of DIL, by means of direct and indirect ownership of Common Shares, had the power to vote 1,094,996 Common Shares, which represents 26.8% of the total outstanding Common Shares. Under the Company's bye-laws, the voting rights attributable to these Common Shares is limited to a voting power of 9.5%. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in U.S. dollars.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Nature of Operations. The Company commenced operations in January 1998 through Oracle Re, a Class 3 and long-term registered insurance company under the Bermuda Insurance Act 1978. During the period ended December 31, 1998, Oracle Re entered into loss portfolio reinsurance agreements with subsidiaries of Delphi Financial Group, Inc. ("DFG"), an aggregate excess cover with a U.S. professional liability insurer and a rent-a-captive transaction.

Premiums, Losses and Underwriting and Acquisition Expenses. Premiums written, losses and loss expenses, and underwriting and acquisition expenses relating to the reinsurance of existing liabilities (retrospective reinsurance agreements) that meet the conditions for reinsurance accounting are recognized as earned premiums, incurred losses and loss expenses, and underwriting and acquisition expenses, respectively, at the inception of the related contract.

Investments. Balances with independent investment managers principally represent investments in limited partnerships and corporations and are accounted for under the equity method, with earnings and losses included in net investment income. Fixed maturity securities available for sale are carried at fair value with changes in unrealized appreciation and depreciation charged directly to accumulated other comprehensive income in shareholders' equity. Amortization of the premium or discount on fixed maturity securities is included in net investment income. Net realized investment gains and losses, determined under the specific identification method, are included in income. Declines in the fair value of investments which are considered to be other than temporary are reported as realized losses.

Cash and Cash Equivalents. The Company defines cash and cash equivalents as all deposits and investments purchased with a maturity of three months or less.

Deferred Acquisition Costs. Deferred acquisition costs consist of taxes incurred at the inception of certain reinsurance agreements and are amortized over the expected duration of the related reinsured losses.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Reserves for Losses and Loss Expenses. Reserves for losses and loss expenses represent the Company's share under its reinsurance contracts of the liability for unpaid losses and loss expenses which includes amounts determined by the ceding reinsurers on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The reserves, which have been discounted at rates ranging from 4.6% to 6.3%, are continually reviewed and updated and any resulting adjustments are reflected in current earnings.

Assets held for and liabilities relating to participating shareholder. Assets held for and liabilities relating to participating shareholder relate to the establishment of a rent-a-captive program for the participating shareholder. Premiums written, premiums earned and losses and loss expenses incurred each include $2,875,000, respectively, relating to the participating shareholder.


NOTE B - INVESTMENTS

The amortized cost and fair value of investments in fixed maturity securities available for sale as of December 31, 1998 are as follows:

                                                                   Gross              Gross
                                             Amortized          Unrealized          Unrealized             Fair
                                                Cost               Gains              Losses               Value
                                            ------------       ------------        ------------        ------------
Mortgage-backed securities .............    $ 16,420,271       $    306,425        $    (29,808)       $ 16,696,888
U.S. Government guaranteed securities ..       1,526,663             83,169                  --           1,609,832
                                            ------------       ------------        ------------        ------------
                                            $ 17,946,934       $    389,594        $    (29,808)       $ 18,306,720
                                            ============       ============        ============        ============

The amortized cost and fair value of fixed maturity securities available for sale at December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contracted maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                               Amortized             Fair
                                                                                 Cost                Value
                                                                             -------------       -------------
      Mortgage-backed securities.........................................    $  16,420,271       $  16,696,888
      Other securities greater than 10 years.............................        1,526,663           1,609,832
                                                                             -------------       -------------
                                                                             $  17,946,934       $  18,306,720
                                                                             =============       =============

Net investment loss was attributable to the following:
    Gross investment income (loss):
      Fixed maturity securities (includes amortization)..................                        $     639,170
      Balances with independent investment managers......................                           (9,271,441)
      Other investment income............................................                              803,540
                                                                                                 -------------
                                                                                                    (7,828,731)
    Less: investment expenses............................................                                    -
                                                                                                 -------------
                                                                                                 $  (7,828,731)
                                                                                                 =============
Net realized investment gains (losses) arose from the following:
    Fixed maturity securities............................................                        $     310,630
    Balances with independent investment managers........................                           (8,585,144)
                                                                                                 -------------
                                                                                                 $  (8,274,514)
                                                                                                 =============

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


NOTE B - INVESTMENTS - (CONTINUED)

Proceeds from sales of investments in fixed maturity securities during 1998 were $8,849,381. Gross gains of $334,675 and gross losses of $24,045 were realized on those sales during the period ended December 31, 1998. Proceeds from the liquidation of balances with independent investment managers during 1998 were $48,404,465 on which gross losses of $8,585,144 were realized during the period ended December 31, 1998.

Summarized aggregate unaudited financial information for the entities in which the balances with independent investment managers have been invested as of or for the year ended December 31, 1998 is shown below (dollars in thousands):

    Assets...................................................................................    $  40,544,102
                                                                                                 =============
    Liabilities..............................................................................    $  24,512,370
    Partners' capital........................................................................       16,031,732
                                                                                                 -------------
      Total liabilities and partners' capital................................................    $  40,544,102
                                                                                                 =============

NOTE C - CONCENTRATIONS OF CREDIT RISK

Approximately 90% of the Company's cash and cash equivalents is held by one Bermuda financial institution, and approximately 91% of the Company's fixed maturity securities portfolio consists of mortgage-backed securities. The Company does not believe there are any significant risks associated with these concentrations.


NOTE D - RESTRICTED ASSETS

At December 31, 1998 the Company had outstanding letters of credit totaling $122,862,770 in favor of ceding reinsurers. Cash and cash equivalents and investments with a carrying value of $149,962,478 and a $5,000,000 surety bond provided by a third party have been pledged as security for these letters of credit.


NOTE E - RESERVES FOR LOSSES AND LOSS EXPENSES

The following table provides a reconciliation of beginning and ending reserves for losses and loss expenses, including reserves for losses and loss expenses relating to a participating shareholder, for the period ended December 31, 1998:

    Gross and net reserves for losses and loss expenses, January 27, 1998....................    $           -
    Current year incurred losses and loss expenses...........................................      134,312,059
    Less: current year paid losses and loss expenses.........................................        6,245,236
                                                                                                 -------------
    Gross and net reserves for losses and loss expenses, December 31, 1998...................    $ 128,066,823
                                                                                                 =============

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


NOTE F - RIGHTS OFFERING AND OTHER FINANCING

In January 1998, the Company issued rights to acquire up to 2,039,507 of the Company's Common Shares at $10.25 per share to each stockholder of DFG. These shares were effectively fully subscribed, with the shares not initially being taken up by stockholders of DFG having been subscribed for by standby purchasers of the rights offering. The Company received net proceeds of $20,904,947 from the offering. A two-for-one stock split was distributed in June 1998, increasing shares outstanding from 2,039,507 to 4,079,014. In addition to the capital raised by the rights offering, DFG and certain of its subsidiaries purchased from the Company during 1998 $40,000,000 in aggregate principal amount of 9% subordinated notes due 2028 (the "Subordinated Notes"). At the Company's option, the Company may pay interest as additional Subordinated Notes in lieu of cash payments during any five-year period. In December 1998, DFG sold $10,000,000 in aggregate principal amount of the Subordinated Notes to an unrelated third party.

In December 1998, in a private placement to an unrelated third party, the Company issued 100,000 Series A Preferred Shares, $0.01 par value, in exchange for $10,000,000 in aggregate principal amount of the Subordinated Notes. The Series A Preferred Shares are non-voting and are entitled to a cumulative dividend of 9.5% per annum on the shares' issue price, payable solely in additional Series A Preferred Shares, and are redeemable at $100 per share. On December 31, 1998, the Company issued 1,000 Participating Preferred Shares, $0.01 par value, for proceeds of $1,000 in connection with the establishment of a rent-a-captive program.


NOTE G - FAIR VALUES OF FINANCIAL INSTRUMENTS

                                                                                     December 31, 1998
                                                                           -----------------------------------
                                                                             Carrying                 Fair
                                                                               Value                  Value
                                                                           -------------         -------------
   Assets:
     Balances with independent investment managers.....................    $  77,197,580         $  77,197,580
     Fixed maturity securities available for sale......................       18,306,720            18,306,720
     Cash and cash equivalents.........................................       26,152,550            26,152,550

   Liabilities:
     Subordinated notes................................................       30,000,000            30,000,000


The carrying value for balances with independent investment managers approximates fair value as the underlying assets held by such managers consist of marketable securities and other liquid assets which have been marked-to-market. The fair values for fixed maturity securities have been obtained from broker-dealers and from nationally recognized statistical organizations.


NOTE H - SHAREHOLDERS' EQUITY AND RESTRICTIONS

The Company's Board of Directors declared a two-for-one stock split on May 27, 1998 which was distributed to shareholders on June 11, 1998, thereby increasing issued and outstanding Common Shares from 2,039,507 to 4,079,014.

The holders of the Company's Common Shares are entitled to one vote per share on all matters submitted to a vote of the Company's shareholders, subject to a 9.5% voting limitation, whereby should the controlled shares of any person constitute 9.5% or more of the issued and outstanding Common Shares, the voting rights with respect to such controlled shares shall be limited, in the aggregate, to voting power of 9.5% pursuant to a formula specified in the Bye-Laws.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


NOTE H - SHAREHOLDERS' EQUITY AND RESTRICTIONS - (CONTINUED)

The holders of the Company's Series A Preferred Shares are not entitled to vote on any matter submitted to the shareholders of the Company. The Series A Preferred Shares are entitled to a cumulative dividend of 9.5% per annum, calculated on the issue price of the shares, payable solely in Series A Preferred Shares and are redeemable in full at $100 per share.

The Company's Participating Preferred Shares have no voting, conversion, preemptive or sinking fund rights but are entitled to dividends if, as and when declared by the Company.

Oracle Re is required by its license as a Class 3 insurer under the Bermuda Insurance Act 1978, to maintain capital and surplus greater than a minimum statutory amount determined as the greater of a percentage of outstanding losses, net of any reinsurance recoverable, or a given fraction of net written premiums. At December 31, 1998, the minimum statutory capital and surplus requirement was $21,027,368. Actual statutory capital and surplus was in excess of the minimum required. In addition, Oracle Re is limited as to the amount of dividends it may distribute based on, among other things, the level of its statutory capital and surplus. Oracle Re is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets is equal to not less than 75% of its relevant liabilities. At December 31, 1998, Oracle Re was required to maintain relevant assets of $97,353,640. At that date, relevant assets were in excess of the amount required and, accordingly, the minimum liquidity ratio was met.

Under Oracle Re's letter of credit agreement, dividends by Oracle Re in any fiscal year may generally not exceed the greater of (a) 50% of Oracle Re's statutory net income for the preceding fiscal year and (b) the lesser of (i) $3,000,000 and (ii) Oracle Re's statutory net income for the preceding fiscal year.

NOTE I - BASIC LOSS PER COMMON SHARE

Basic loss per Common Share is computed by dividing net loss by the weighted average number of Common Shares outstanding for the period, as adjusted to reflect the two-for-one stock split distributed on June 11, 1998:

    Net loss.................................................................................    $ (23,255,039)
    Weighted average Common Shares outstanding...............................................        4,079,014
    Basic loss per Common Share..............................................................    $       (5.70)


NOTE J - TAXATION

Under current Bermuda law, the Company and its subsidiaries are not required to pay any taxes in Bermuda on either income or capital gains. The Company and its subsidiaries have each received undertakings from the Minister of Finance in Bermuda that, in the event of any such taxes being imposed, the Company will be exempted from taxation until the year 2016.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


NOTE K - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. SFAS No. 133 permits early adoption as of the beginning of any quarter after its issuance. The Company has not yet determined whether it will do so. SFAS No. 133 will require all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivatives are a hedge, depending on the nature of the hedge, changes in fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The portion of a derivative's change in fair value not effective as a hedge will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on its earnings and financial position.


NOTE L - INVESTMENT ADVISORY AGREEMENT

The allocation of the Company's assets among various investment strategies and among particular investment managers within the strategies is performed by Acorn Advisory Capital L.P. (the "Investment Advisor") pursuant to an investment advisory agreement (the "Investment Advisory Agreement"). This agreement provides for the payment to the Investment Advisor of a fee equal to 50 basis points of assets under management. The Investment Advisor has to date waived the fee under the Investment Advisory Agreement and may continue to waive future fees, although there can be no assurance that it will do so. In addition, the Investment Advisory Agreement allows the Investment Advisor to defer payment of its fees, although there can be no assurance that it will do so. Mr. Rosenkranz, Chairman of the Board of Directors of the Company and Oracle Re, may be deemed to be the beneficial owner of substantially all of the Investment Advisor.

While the initial term of the Investment Advisory Agreement ended on December 31, 1998, the agreement has been renewed until December 31, 2000. Termination is subject to notice given at least 60 days prior to the end of the then-current term by either the Company or the Investment Advisor.

                                                                      SCHEDULE I

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                                         Amount
                                                                                                        Shown in
                                                                     Amortized           Fair            Balance
Type of Investment                                                     Cost              Value            Sheet
------------------                                                --------------    -------------     -------------
Balances with independent investment managers...............      $   86,469,021    $  77,197,580    $   77,197,580

Fixed maturity securities available for sale:

    Mortgage-backed securities..............................          16,420,271       16,696,888        16,696,888

    U.S. Government guaranteed securities...................           1,526,663        1,609,832         1,609,832
                                                                  --------------    -------------     -------------

       Total fixed maturity securities available for sale...          17,946,934       18,306,720        18,306,720
                                                                  --------------    -------------    --------------

Total invested assets.......................................      $  104,415,954    $  95,504,300    $   95,504,300
                                                                  ==============    =============    ==============

                                                                     SCHEDULE II

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   DELPHI INTERNATIONAL LTD. (PARENT COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)


Assets:
    Cash and cash equivalents....................................................................    $    6,357,346
    Fixed maturity securities, available for sale................................................         4,529,511
    Balances with independent investment managers................................................         4,429,798
    Investment in subsidiaries...................................................................        24,797,212
    Other assets.................................................................................           106,287
                                                                                                     --------------
       Total assets..............................................................................    $   40,220,154
                                                                                                     ==============

Liabilities:
    Subordinated notes...........................................................................        30,000,000
    Other liabilities............................................................................         2,209,460
                                                                                                     --------------
       Total liabilities ........................................................................        32,209,460
                                                                                                     --------------

Shareholders' Equity:
    Preferred Shares.............................................................................             1,010
    Common Shares................................................................................            40,790
    Additional paid-in capital...................................................................        30,864,147
    Accumulated other comprehensive income.......................................................           359,786
    Retained deficit.............................................................................       (23,255,039)
                                                                                                     --------------
    Total shareholders' equity                                                                            8,010,694
                                                                                                     --------------
       Total liabilities and shareholders' equity................................................    $   40,220,154
                                                                                                     ==============


                        See notes to financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                   DELPHI INTERNATIONAL LTD. (PARENT COMPANY)
                    STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                PERIOD FROM JANUARY 27, 1998 TO DECEMBER 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)



Revenues:
   Equity in undistributed loss of subsidiaries................................................    $    (19,407,501)
   Other net investment income.................................................................              46,087
                                                                                                   ----------------
      Total revenues...........................................................................         (19,361,414)
                                                                                                   ----------------

Expenses:
   Operating expenses..........................................................................           1,044,744
   Interest expense............................................................................           2,848,881
                                                                                                   ----------------
      Total expenses...........................................................................           3,893,625
                                                                                                   ----------------
         Net loss .............................................................................         (23,255,039)

Other comprehensive income:
   Net unrealized gains on fixed maturity securities...........................................             359,786
                                                                                                   ----------------

         Comprehensive loss....................................................................    $   (22,895,253)
                                                                                                   ===============


                       See notes to financial statements.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                   DELPHI INTERNATIONAL LTD. (PARENT COMPANY)
                             STATEMENTS OF CASH FLOW
                PERIOD FROM JANUARY 27, 1998 TO DECEMBER 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)


Operating activities:
   Net income....................................................................................   $   (23,255,039)
   Adjustments to reconcile net income to net cash  used by operating activities:
      Equity in undistributed loss of subsidiaries...............................................        19,407,501
      Change in accrued investment income........................................................           (27,601)
      Change in other assets and other liabilities...............................................         2,198,994
      Amortization on fixed maturity securities..................................................            (2,961)
      Net unrealized losses on balances with independent investment managers.....................           570,202
      Incorporation costs........................................................................           806,236
                                                                                                    ---------------

         Net cash used by operating activities...................................................          (302,668)
                                                                                                    ---------------

Investing activities:
   Purchases of fixed maturity securities........................................................        (4,371,477)
   Purchases of investments with independent investment managers.................................        (5,000,000)
   Purchases of investments in subsidiaries......................................................       (44,000,000)
   Incorporation costs...........................................................................          (806,236)
                                                                                                    ---------------

      Net cash used by investing activities......................................................       (54,177,713)
                                                                                                    ---------------

Financing activities:
   Proceeds from issuance of Subordinated notes..................................................        40,000,000
   Extinguishment of Subordinated Notes..........................................................       (10,000,000)
   Proceeds from issuance of Preferred Shares....................................................        10,001,000
   Proceeds from issuance of Common Shares.......................................................        20,904,947
   Advances to subsidiaries......................................................................           (68,220)
                                                                                                    ---------------

      Net cash provided by financing activities..................................................        60,837,727
                                                                                                    ---------------

Increase in cash and cash equivalents............................................................         6,357,346
Cash and cash equivalents at beginning of year...................................................                 -
                                                                                                    ---------------

      Cash and cash equivalents at end of year...................................................   $     6,357,346
                                                                                                    ===============



                       See notes to financial statements.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                   DELPHI INTERNATIONAL LTD. (PARENT COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of Delphi International Ltd. and Subsidiaries.

The Company received no cash dividends from subsidiaries for the period ended December 31, 1998.


                                      -33

                                                                     SCHEDULE VI

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                       SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                           (EXPRESSED IN U.S. DOLLARS)


                                                                                                    December 31,
                                                                                                        1998
                                                                                                   -------------
Deferred acquisition costs....................................................................     $   1,147,923

Reserves for losses and loss expenses.........................................................       125,191,823

Discount, if any, deducted from above (1).....................................................       126,138,595

Unearned premiums.............................................................................                 -

                                                                                                    Period from
                                                                                                    January 27,
                                                                                                      1998 to
                                                                                                    December 31,
                                                                                                        1998
                                                                                                   -------------
Earned premiums................................................................................    $ 138,182,450

Net investment loss............................................................................       (7,828,731)

Net realized loss on sales of investments......................................................       (8,274,514)

Losses and loss expenses incurred related to:

    Current year...............................................................................      134,312,059

    Prior years................................................................................                -

Policy acquisition costs.......................................................................        4,894,637

Paid losses and loss expenses..................................................................        6,245,236

Premiums written...............................................................................      138,219,950

(1)      Based on interest rates ranging from 4.6% to 6.3%.