Form 10-Q
period 1999-03-31
DELPHI INTERNATIONAL LTD
filed 1999-05-17
CIK 1045275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-34829


                            DELPHI INTERNATIONAL LTD.
                            -------------------------
             (Exact name of registrant as specified in its charter)

           Bermuda                           (441) 295 3688                         N/A
 ----------------------------         ----------------------------       ----------------------------
(State or other Jurisdiction of      (Registrant's telephone number,    (I.R.S. Employer Identification
 incorporation or organization)            including area code)                    Number)

Chevron House, 11 Church Street, Hamilton, Bermuda                      HM 11
(Address of principal executive offices)                              (Zip Code)



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days:

                              Yes  X    No
                                  ----     ----

     As of May 5, 1999, the Registrant had 4,079,014 shares of Common Stock outstanding.

                            DELPHI INTERNATIONAL LTD.

                                    FORM 10-Q

                                      INDEX


PART I.     FINANCIAL INFORMATION                                           Page

            Consolidated Statements of Income and Comprehensive
            Income for the Three Months Ended March 31, 1999
            and for the Period from January 27, 1998 to
            March 31, 1998                                                    3

            Consolidated Balance Sheets at March 31, 1999
            and December 31, 1998                                             4

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1999 and for the
            Period from January 27, 1998 to March 31, 1998                    5

            Notes to Consolidated Financial Statements                        6

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               8


PART II.    OTHER INFORMATION                                                12

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

                                                                                     PERIOD FROM
                                                                 THREE MONTHS      JANUARY 27, 1998
                                                                    ENDED                TO
                                                                MARCH 31, 1999      MARCH 31, 1998
                                                                 ------------        ------------
REVENUES:
Premiums written                                                 $  2,427,368        $120,833,950
Premiums ceded                                                             --                  --
                                                                 ------------        ------------
Premiums earned                                                     2,427,368         120,833,950
Net investment income                                               3,124,456           7,581,132
Net realized gains on sales of investments                            210,155                  --
                                                                 ------------        ------------

Total Revenues                                                      5,761,979         128,415,082
                                                                 ------------        ------------

LOSSES AND EXPENSES:
Losses and loss expenses incurred                                   3,420,360         116,938,169
Underwriting and acquisition expenses                                 163,579           6,740,540
Interest expense                                                      688,722             510,411
General and administrative expenses                                   516,262             247,419
Incorporation costs                                                        --           1,154,104
                                                                 ------------        ------------

Total losses and expenses                                           4,788,923         125,590,643
                                                                 ------------        ------------

Net income                                                            973,056           2,824,439

Dividends on Preferred Shares                                        (237,500)                 --
                                                                 ------------        ------------

Net income attributable to Common Shares                         $    735,556        $  2,824,439
                                                                 ============        ============

Basic income per Common Share                                    $       0.18        $       0.69
Weighted average Common Shares outstanding                          4,079,014           4,079,014

Comprehensive income:
    Net income                                                   $    973,056        $  2,824,439
    Other comprehensive (loss) income:
     Change in unrealized (losses) gains on fixed maturity
     securities net of reclassification adjustments                  (488,596)            118,050
                                                                 ------------        ------------

       Comprehensive income                                      $    484,460        $  2,942,489
                                                                 ============        ============

                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)


                                                                              MARCH 31, 1999     DECEMBER 31, 1998
                                                                              -------------        -------------
ASSETS:
Investments:
      Balances with independent investment managers                           $  87,084,451        $  77,197,580
      Fixed maturity securities available for sale                               20,290,641           18,306,720
                                                                              -------------        -------------
                                                                                107,375,092           95,504,300
Cash and cash equivalents                                                        35,832,697           26,152,550
Funds withheld by ceding reinsurer                                               17,656,684           16,000,000
Due from investment managers                                                      7,018,069           28,106,350
Deferred acquisition costs                                                        1,132,819            1,147,923
Other assets                                                                        201,531              185,005
Assets held for participating shareholder - cash and cash equivalents             2,894,261            2,875,000
                                                                              -------------        -------------
Total assets                                                                  $ 172,111,153        $ 169,971,128
                                                                              =============        =============
LIABILITIES:
Reserves for losses and loss expenses                                         $ 126,493,222        $ 125,191,823
Subordinated notes                                                               31,350,000           30,000,000
Other liabilities                                                                 2,878,515            3,893,611
Liabilities relating to participating shareholder - reserves for losses
   and loss expenses                                                              2,894,261            2,875,000
                                                                              -------------        -------------

Total Liabilities                                                               163,615,998          161,960,434
                                                                              -------------        -------------
SHAREHOLDERS' EQUITY:
Preferred Shares, $0.01 par value; 5,000,000 shares authorized,
   100,000 shares issued and outstanding                                              1,000                1,000
Participating Preferred Shares, $0.01 par value; 1,000 shares issued
   and outstanding                                                                       10                   10
Common Shares, $0.01 par value; 10,000,000 shares authorized,
   4,079,014 shares issued and outstanding                                           40,790               40,790
Additional paid-in capital                                                       30,864,147           30,864,147
Provision for dividends on Preferred Shares                                         237,500                   --
Accumulated other comprehensive (loss) income                                      (128,810)             359,786
Retained deficit                                                                (22,519,482)         (23,255,039)
                                                                              -------------        -------------
Total shareholders' equity                                                        8,495,155            8,010,694
                                                                              -------------        -------------
Total liabilities and shareholders' equity                                    $ 172,111,153        $ 169,971,128
                                                                              =============        =============

                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

                                                                                              PERIOD FROM
                                                                         THREE MONTHS       JANUARY 27, 1998
                                                                            ENDED                 TO
                                                                        MARCH 31, 1999       MARCH 31, 1998
                                                                        -------------        -------------
Net cash flows from operating activities:
Net income                                                              $     973,056        $   2,824,439
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Realized gains on balances with independent investment managers            (210,155)                  --
  Net unrealized gains on balances with independent investment
     managers                                                              (2,494,614)          (7,219,296)
  Amortization on fixed maturity securities                                   (22,062)                (152)
  Changes in assets and liabilities:
     Funds withheld by ceding reinsurer                                    (1,656,684)         (15,799,359)
     Deferred acquisition costs                                                15,104                   --
     Incorporation costs                                                           --            1,154,104
     Other assets                                                             (16,526)            (189,357)
     Reserves for losses and loss expenses                                  1,301,399          115,254,370
     Due from independent investment managers                              21,088,281                   --
     Other liabilities                                                     (1,015,096)           4,231,831
     Assets held for participating shareholder                                (19,261)                  --
     Liabilities relating to participating shareholder                         19,261                   --
                                                                        -------------        -------------

      Net cash provided by operating activities                            17,962,703          100,256,580
                                                                        -------------        -------------

Cash flows from investing activities:
  Proceeds from sales of fixed maturity securities                             52,450                   --
  Withdrawals from balances with independent investment mangers             5,447,899                   --
  Purchases of investments with independent investment managers           (12,630,000)        (128,678,629)
  Purchases of fixed maturity securities                                   (2,502,905)          (3,952,328)
  Incorporation costs                                                              --           (1,154,104)
                                                                        -------------        -------------

      Net cash used by investing activities                                (9,632,556)        (133,785,061)
                                                                        -------------        -------------

Cash flows from financing activities:
   Proceeds from issuance of subordinated notes                             1,350,000           30,000,000
   Proceeds from issuance of common shares                                         --           20,254,947
                                                                        -------------        -------------

      Net cash provided by financing activities                             1,350,000           50,254,947
                                                                        -------------        -------------

Increase in cash and cash equivalents                                       9,680,147           16,726,466
Cash and cash equivalents at beginning of period                           26,152,550                   --
                                                                        -------------        -------------

Cash and cash equivalents at the end of period                          $  35,832,697        $  16,726,466
                                                                        -------------        -------------

                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 1998. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1998. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1998.


NOTE B - CAPITAL SECURITIES & LOAN FINANCING

Pursuant to the terms of the Subordinated Notes, interest of $1,350,000 due on such notes has been paid by the issuance of additional Subordinated Notes.

The Company's Series A Preferred Shares (the "Preferred Shares") are entitled to a cumulative dividend of 9.5% per annum on the issue price of the shares. The dividend is payable solely in additional Preferred Shares issued and redeemable at $100 per share. No dividend has been declared at March 31, 1999 but a provision for the cumulative dividend at March 31, 1999 has been recorded as an appropriation of retained deficit.


NOTE C - INVESTMENTS

At March 31, 1999 the Company had fixed maturity securities available for sale with a carrying value of $20,290,641 and an amortized cost of $20,419,451 and balances with independent investment managers with a carrying value and a fair value of $87,084,451. At December 31, 1998 the Company had fixed maturity securities available for sale with a carrying value of $18,306,720 and an amortized cost of $17,946,934 and balances with independent investment managers with a carrying value and a fair value of $77,197,580. The amounts invested with independent investment managers are, with certain limited exceptions, withdrawable at least annually, subject to applicable notice requirements.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



NOTE D - NET INCOME PER COMMON SHARE

Net income per Common Share is computed by dividing net income attributable to Common Shares by the weighted average number of Common Shares outstanding for the period, as adjusted to reflect the two-for-one stock split distributed on June 11, 1998:

                                                                      Period From
                                              Three Months Ended    January 27,1998
                                                March 31, 1999     to March 31, 1998
                                                 -----------          -----------
Net income                                       $   973,056          $ 2,824,439
Dividend on Preferred Shares                        (237,500)                  --
                                                 -----------          -----------
Net income attributable to Common Shares         $   735,556          $ 2,824,439
                                                 -----------          -----------
Weighted average Common Shares outstanding         4,079,014            4,079,014
Net income per Common Share                      $      0.18          $      0.69

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following is an analysis of the results of operations and financial condition of Delphi International Ltd. (the "Company" which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise). This analysis should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company's report on Form 10-K for the year ended December 31, 1998. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

Underwriting Income. Premiums for the quarter ended March 31, 1999 were $2.4 million compared with premiums for the period ended March 31, 1998 of $120.8 million. Premiums in the first quarter of 1999 derived from a workers' compensation quota share reinsurance agreement with Safety National. Premiums in the period ended March 31, 1998 were derived from workers' compensation aggregate excess of loss reinsurance assumed from Safety National in the amount of $81.0 million and from group long-term disability quota share reinsurance assumed from RSL in the amount of $39.8 million, both of which transactions were consummated concurrently with the completion of the rights offering pursuant to which the Company was initially capitalized.

Investment Income. Investment income for the quarter ended March 31, 1999 was $3.3 million compared with investment income for the period ended March 31, 1998 of $7.6 million. The 1998 period reflects exceptionally strong investment results. The Company's investment results are derived primarily from the performance of investment vehicles of independent investment managers. Investment income for the quarter primarily resulted from a recovery in numerous sectors of the global financial markets during the quarter, which impacted positively upon the performance of the investment portfolios of the independent investment managers.

Underwriting and Other Expenses. Losses and loss expenses incurred in the first quarter of 1999 of $3.4 million primarily reflect the provision for losses assumed under the workers' compensation quota share reinsurance agreement with Safety National and the increase in discounted values of existing reserves. Losses and loss expenses incurred for the period ended March 31, 1998 of $116.9 million include the discounted value of reserves for losses and loss expenses assumed from Safety National and RSL of $81.7 million and $35.2 million, respectively. Underwriting and acquisition expenses of $6.7 million in the 1998 period include ceding commissions of $4.8 million, profit sharing commissions and other underwriting expenses of $0.7 million and federal excise taxes of $1.2 million related to the reinsurance agreements with Safety National and RSL.

Interest expense and other operating expenses were higher in the 1999 period than in the period ended March 31, 1998 primarily reflecting a full calendar quarter of operations in the 1999 period.

Net Income. As a result of the above factors, net income was approximately $1.9 million lower in the first quarter of 1999 than in the period ended March 31, 1998.

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's current liquidity needs at the holding company level include funding operating expenses, the repayment of incorporation expenses paid by DFG and interest payments on the Subordinated Notes. At the Company's option, the Company may pay interest on the Subordinated Notes in additional Subordinated Notes in lieu of cash payments during any five-year period. In the three-month period to March 31, 1999, $1.4 million of interest due on the Subordinated Notes was paid by the issuance of additional Subordinated Notes with an aggregate principal amount of $1.4 million. As of March 31, 1999, the Company had $14.5 million in financial assets at the holding company level. The Company's other source of liquidity at the holding company level consists of dividends from Oracle Re. Dividend payments by the Company's insurance subsidiary to the Company are subject to certain Bermuda regulatory restrictions as well as contractual restrictions. Under the LOC Agreement, dividends by Oracle Re in any fiscal year may generally not exceed the greater of (a) 50% of Oracle Re's statutory net income for the preceding fiscal year and (b) the lesser of (i) $3,000,000 and (ii) Oracle Re's statutory net income for the preceding fiscal year.

The principal liquidity requirement of the Company's insurance subsidiary, Oracle Re, in addition to funding operating expenses, is the fulfilment of the obligations under its reinsurance agreements. The primary source of funding for these obligations, in addition to operating earnings, is the net cash flow from the investments included in Oracle Re's investment portfolio. Each of the Company's reinsurance agreements written in the period to December 31, 1998 involved a one-time payment to Oracle Re at inception and does not provide for ongoing reinsurance premiums. In May 1999, the Company and RSL agreed to the partial recapture of approximately 35% of the group long term disability liabilities ceded to the Company under its quota share reinsurance agreement with RSL. In connection with such partial recapture by RSL of these liabilities, $10 million in cash the amount of the reserves with respect to the portion of such liabilities recaptured by RSL, was transferred to RSL.

In addition to Oracle Re's current liquidity requirements, Oracle Re is required to provide collateral security with respect to letters of credit outstanding under the LOC Agreement and otherwise. Under the LOC Agreement, the collateral maintenance requirement is equal to up to 140% of the amount of the outstanding letters of credit. In the event that sufficient collateral cannot be maintained relative to these requirements, Oracle Re may be required to negotiate with its reinsureds to reduce the size of the reinsurance transactions, thereby decreasing the amounts of letters of credit and related collateral requirements under the LOC Agreement. Moreover, if Oracle Re were unable to furnish sufficient collateral or otherwise to fail to satisfy any covenant or requirement under the LOC Agreement, it may be required to liquidate all or a

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
CONT'D...

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

IMPACT OF YEAR 2000

All of the Company's computer related systems are furnished by its third party administrative services provider, a substantial and reputable firm which provides similar services to other Bermuda based insurance companies. This firm has provided the Company with an assurance that it has completed its Year 2000 assessment, and that its computer related systems are currently Year 2000 compliant, although such systems are, in this regard, subject to any further modifications which may be advised by its computer related systems suppliers. The Company has also requested assurances of Year 2000 compliance from its other significant business partners and vendors in an effort to resolve any potential problems with the products and services they provide. In most cases, alternative vendors could be utilized in the event Year 2000 compliance problems are encountered. During 1999, the Company will develop appropriate contingency plans in the event any of the computer systems of its administrative services provider, business partners and vendors are not Year 2000 compliant. The costs of the Company's activities relating to the Year 2000 issue have not been and are not expected to be material to the Company's financial condition or results of operations. The Company does not believe that the Year 2000 issue will have a material effect on its operations; however, no assurance can be given in this regard.

MARKET RISK

There have been no material changes in the Company's exposure to market risk or its management of such risk since December 31, 1998.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

In connection with and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions its readers regarding certain forward-looking statements in the foregoing discussions and elsewhere in the Form 10-Q and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," or "judgement." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change.

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
CONT'D...


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

                           PART II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  11 - Computation of Earnings Per Common Share (incorporated herein by reference to Note D to the Consolidated Financial Statements included elsewhere herein)

                  27 -  Financial Data Schedule

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

Date: May 14, 1999