Form 10-Q
period 1999-06-30
DELPHI INTERNATIONAL LTD
filed 1999-08-16
CIK 1045275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number 333-34829


                            DELPHI INTERNATIONAL LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Bermuda                           (441) 295-3688                               N/A
-------------------------------     -------------------------------       -------------------------------
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

                             Yes [X]       No [ ]


          As of August 6, 1999, the Registrant had 4,079,014 shares of
                           Common Stock outstanding.

                            DELPHI INTERNATIONAL LTD.

                                    FORM 10-Q

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                   Page
                                                                                          ----
                  Consolidated Statements of Income and Comprehensive
                  Income for the Three Months Ended June 30, 1999 and
                  1998, the Six Months Ended June 30, 1999, and the Period
                  from January 27, 1998 to June 30, 1998                                    3

                  Consolidated Balance Sheets at June 30, 1999
                  and December 31, 1998                                                     4

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1999 and for the
                  Period from January 27, 1998 to June 30, 1998                             5

                  Notes to Consolidated Financial Statements                                6

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       8



PART II.          OTHER INFORMATION                                                        11

                          PART I. FINANCIAL INFORMATION

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)


                                                                                                                  Period from
                                                       Three Months       Three Months         Six Months       January 27, 1998
                                                           Ended              Ended               Ended                To
                                                      June 30, 1999       June 30, 1998       June 30, 1999       June 30, 1998
                                                       ------------        ------------       -------------       -------------
REVENUES:
Premiums written                                       $  1,626,914        $         --        $  4,054,282        $120,833,950
Premiums ceded                                                   --                  --                  --                  --
                                                       ------------        ------------        ------------        ------------
Premiums earned                                           1,626,914                  --           4,054,282         120,833,950
Net investment income                                     9,389,024          (1,390,109)         12,513,480           6,191,023
Net realized gains on sales of investments                    1,552                  --             211,707                  --
                                                       ------------        ------------        ------------        ------------

Total revenues                                           11,017,490          (1,390,109)         16,779,469         127,024,973
                                                       ------------        ------------        ------------        ------------

LOSSES AND EXPENSES:
Losses and loss expenses incurred                         2,992,027          (4,370,993)          6,412,387         112,567,176
Underwriting and acquisition expenses                     4,636,301             931,688           4,799,880           7,672,228
Interest expense                                            703,442             673,151           1,392,164           1,183,562
General and administrative expenses                         507,656             426,738           1,023,918             674,157
Incorporation costs                                              --             166,484                  --           1,320,588
                                                       ------------        ------------        ------------        ------------

Total losses and expenses                                 8,839,426          (2,172,932)         13,628,349         123,417,711
                                                       ------------        ------------        ------------        ------------

Net income                                                2,178,064             782,823           3,151,120           3,607,262

Dividends on Preferred Shares                              (237,500)                 --            (475,000)                 --
                                                       ------------        ------------        ------------        ------------

Net income attributable to Common Shares               $  1,940,564        $    782,823        $  2,676,120        $  3,607,262
                                                       ============        ============        ============        ============


Basic and diluted net income per Common Share          $       0.48        $       0.19        $       0.66        $       0.88


Comprehensive income:
   Net income                                          $  2,178,064        $    782,823        $  3,151,120        $  3,607,262
   Other comprehensive (loss) income:
   Change in unrealized (losses) gains on fixed
    maturity securities, net of reclassification
    adjustments                                            (891,763)            258,052          (1,380,359)            376,102
                                                       ------------        ------------        ------------        ------------

     Comprehensive income                              $  1,286,301        $  1,040,875        $  1,770,761        $  3,983,364
                                                       ============        ============        ============        ============


                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

                                                                                  June 30, 1999            December 31, 1998
                                                                                  -------------            -----------------
ASSETS:
Investments:
  Balances with independent investment managers                                    $ 103,861,109             $  77,197,580
  Fixed maturity securities, available for sale                                       19,293,850                18,306,720
                                                                                   -------------             -------------
                                                                                     123,154,959                95,504,300

Cash and cash equivalents                                                             22,233,461                26,152,550
Funds withheld by ceding reinsurer                                                    17,111,448                16,000,000
Due from investment managers                                                           1,285,172                28,106,350
Deferred acquisition costs                                                             1,117,715                 1,147,923
Other assets                                                                             276,054                   185,005
Assets held for participating shareholder - cash and cash equivalents                  2,800,397                 2,875,000
                                                                                   -------------             -------------

Total assets                                                                       $ 167,979,206             $ 169,971,128
                                                                                   =============             =============

LIABILITIES:
Reserves for losses and loss expenses                                              $ 118,061,068             $ 125,191,823
Subordinated notes                                                                    31,350,000                30,000,000
Other liabilities                                                                      5,986,286                 3,893,611
Liabilities relating to participating shareholder - reserves for losses
  and loss expenses                                                                    2,800,397                 2,875,000
                                                                                   -------------             -------------

Total liabilities                                                                    158,197,751               161,960,434
                                                                                   -------------             -------------

SHAREHOLDERS' EQUITY:
Preferred Shares, $0.01 par value; 5,000,000 shares authorized,
  100,000 shares issued and outstanding                                                    1,000                     1,000
Participating Preferred Shares, $0.01 par value; 1,000 shares issued
  and outstanding                                                                             10                        10
Common Shares, $0.01 par value; 10,000,000 shares authorized
  4,079,014 shares issued and outstanding                                                 40,790                    40,790
Additional paid-in capital                                                            30,864,147                30,864,147
Provision for dividends on Preferred Shares                                              475,000                        --
Accumulated other comprehensive (loss) income                                         (1,020,573)                  359,786
Retained deficit                                                                     (20,578,919)              (23,255,039)
                                                                                   -------------             -------------

Total shareholders' equity                                                             9,781,455                 8,010,694
                                                                                   -------------             -------------

Total liabilities and shareholders' equity                                         $ 167,979,206             $ 169,971,128
                                                                                   =============             =============


                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

                                                                                                         Period From
                                                                                Six Months             January 27, 1998
                                                                                   Ended                      To
                                                                               June 30, 1999             June 30, 1998
                                                                               -------------             -------------
Cash flows from operating activities:
  Net income                                                                   $   3,151,120                 3,607,262
  Adjustments to reconcile net income to net cash provided by operating activities:
  Realized gains on balances with independent investment managers                   (211,707)                       --
  Net unrealized gains on balances with independent investment
      managers                                                                   (11,130,041)               (5,539,771)
  Amortization on fixed maturity securities                                          (44,691)                   (1,634)
  Changes in assets and liabilities:
    Funds withheld by ceding reinsurer                                            (1,111,448)              (15,514,073)
    Reinsurance premium receivable                                                        --               (10,395,000)
    Deferred acquisition costs                                                        30,209                        --
    Incorporation costs                                                                   --                 1,316,437
    Other assets                                                                     (91,049)                 (157,440)
    Reserves for losses and loss expenses                                         (7,130,754)              109,281,481
    Due from independent investment managers                                      26,821,178                        --
    Provision for annuity reinsurance payments                                            --                10,500,000
    Other liabilities                                                              3,442,674                 5,161,385
    Assets held for participating shareholder                                        (74,603)                       --
    Liabilities relating to participating shareholder                                 74,603                        --
                                                                               -------------             -------------
        Net cash provided by operating activities                                 13,725,491                98,258,647
                                                                               -------------             -------------

Cash flows from investing activities:
  Proceeds from sales of fixed maturity securities                                   197,064                        --
  Withdrawals from balances with independent investment managers                   5,498,219                        --
  Purchases of investments with independent investment managers                  (20,820,000)             (129,108,629)
  Purchases of fixed maturity securities                                          (2,519,863)               (8,742,953)
  Incorporation costs                                                                     --                (1,316,437)
                                                                               -------------             -------------
      Net cash used by investing activities                                      (17,644,580)             (139,168,019)
                                                                               -------------             -------------

Cash flows from financing activities:
  Proceeds from issuance of subordinated notes                                            --                30,000,000
  Proceeds from issuance of common shares                                                 --                20,254,947
                                                                               -------------             -------------
    Net cash provided by financing activities                                             --                50,254,947
                                                                               -------------             -------------

(Decrease) increase in cash and cash equivalents                                  (3,919,089)                9,345,575
Cash and cash equivalents at beginning of period                                  26,152,550                        --
                                                                               -------------             -------------
    Cash and cash equivalents at the end of period                             $  22,233,461             $   9,345,575
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


                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 1998. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1998. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1998.


NOTE B - PREFERRED SHARES

The Company's Series A Preferred Shares (the "Preferred Shares") are entitled to a cumulative dividend of 9.5% per annum on the issue price of the shares. The dividend is payable solely in additional Preferred Shares issued and redeemable at $100 per share. No dividend has been declared at June 30, 1999, but a provision for the cumulative dividend at June 30, 1999 has been recorded as an appropriation of retained deficit.


NOTE C - INVESTMENTS

At June 30, 1999, the Company had fixed maturity securities available for sale with a carrying value of $19,293,850 and an amortized cost of $20,314,423 and balances with independent investment managers with a carrying value and a fair value of $103,861,109. At December 31, 1998 the Company had fixed maturity securities available for sale with a carrying value of $18,306,720 and an amortized cost of $17,946,934 and balances with independent investment managers with a carrying value and a fair value of $77,197,580. The amounts invested with independent investment managers are, with certain limited exceptions, withdrawable at least annually, subject to applicable notice requirements.

NOTE D - STATEMENTS OF CASH FLOWS - NON-CASH FINANCING ACTIVITIES

Pursuant to the terms of the Subordinated Notes, interest of $1,350,000 due on such notes has been paid by the issuance of additional Subordinated Notes in lieu of cash payments.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE E - COMPUTATION OF NET INCOME PER COMMON SHARE

The following table sets forth the numerators and denominators used to calculate basic and diluted results per share:

                                                             Three              Three             Six             Period From
                                                             Months             Months           Months            January 27,
                                                             Ended              Ended             Ended             1998 to
                                                            June 30,           June 30,          June 30,           June 30,
                                                             1999               1998               1999               1998
                                                         -----------         ----------        -----------         ----------
Numerator:
   Net income                                            $ 2,178,064         $  782,823        $ 3,151,120         $3,607,262
   Dividends on Preferred Shares                            (237,500)                --           (475,000)                --
                                                         -----------         ----------        -----------         ----------
   Net income attributable to common shareholders        $ 1,940,564         $  782,823        $ 2,676,120         $3,607,262
                                                         ===========         ==========        ===========         ==========

Denominator:
   Weighted average common shares outstanding              4,079,014          4,079,014          4,079,014          4,079,014
   Effect of dilutive securities                               2,505                242              1,252                142
                                                         -----------         ----------        -----------         ----------
   Weighted average common shares outstanding,
     assuming dilution                                     4,081,519          4,079,256          4,080,266          4,079,156
                                                         ===========         ==========        ===========         ==========

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


RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 Compared to
Period From January 27, 1998 to June 30, 1998

Underwriting Income. Premiums for the six months ended June 30, 1999 were $4.1 million as compared to $120.8 million for the period ended June 30, 1998. Premiums in the first six months of 1999 were derived from a workers' compensation quota share reinsurance agreement with Safety National. Premiums in the period ended June 30, 1998 were derived from workers' compensation aggregate excess of loss reinsurance assumed from Safety National in the amount of $81.0 million and from group long-term disability quota share reinsurance assumed from RSL in the amount of $39.8 million, both of which transactions were consummated concurrently with the completion of the rights offering pursuant to which the Company was initially capitalized.

Investment Income. Investment income for the six months ended June 30, 1999 was $12.5 million as compared to $6.2 million for the period ended June 30, 1998. The Company's investment results are derived primarily from the performance of investment vehicles of independent investment managers. Investment income for the first six months of 1999 primarily resulted from a recovery in numerous sectors of the global financial markets during the period, which impacted positively upon the performance of the investment portfolios of the independent investment managers.

During the third quarter of 1999, the Company liquidated a substantial portion of its investments in vehicles of independent investment managers and reinvested the proceeds in preferred and common securities of a special purpose company, the assets of which are invested in similar vehicles. Ninety percent of the Company's investment consists of preferred securities carrying a cumulative fixed dividend of 15.5% per annum. The Company expects that, in the future, the amount of such fixed dividends will be included in investment income, which would serve to mitigate the income volatility associated with this portion of the Company's investment portfolio. However, such dividends will be subject to the financial ability of the special purpose company to meet such dividends, as to which no assurance can be given.

Underwriting and Other Expenses. Losses and loss expenses for the six months ended June 30, 1999 were $6.4 million as compared to $112.6 million for the period ended June 30, 1998. Losses and loss expenses in the first half of 1999 primarily reflect the provision for losses assumed under the workers' compensation quota share reinsurance agreement with Safety National and the accretion of the discounted values of existing reserves. Losses and loss expenses incurred for the period ended June 30, 1998 include the discounted value of the loss portfolios assumed under the reinsurance treaties with Safety National and RSL.

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Underwriting and acquisition expenses totaled $4.8 million for the six months ended June 30, 1999 as compared to $7.7 million in the period ended June 30, 1998. Underwriting and acquisition expenses in the 1999 period reflect $4.5 million of profit sharing commissions payable under the Safety National and RSL reinsurance agreements for the period from inception through June 30, 1999. Underwriting and acquisition expenses of $7.7 million in the 1998 period include ceding commissions of $4.8 million, profit sharing commissions and other underwriting expenses of $1.6 million and federal excise taxes of $1.3 million related to the reinsurance agreements with Safety National and RSL.

Interest expense and other operating expenses for the six months ended June 30, 1999 totaled $2.4 million as compared to $1.9 million in the period ended June 30, 1998. This increase primarily reflects a full six month period of operations in 1999.

Three Months Ended June 30, 1999 Compared to
Three Months Ended June 30, 1998

Underwriting Income. Premiums for the second quarter of 1999 of $1.6 million were derived from a workers' compensation quota share reinsurance agreement with Safety National. There were no premiums in the corresponding period of 1998.

Investment Income (Loss). Investment income for the second quarter of 1999 was $9.4 million as compared with an investment loss of $1.4 million in the second quarter of 1998. The Company's investment results are derived primarily from the performance of investment vehicles of independent investment managers. Investment income in the second quarter of 1999 primarily resulted from a continued recovery in numerous sectors of the global financial markets during the quarter, which impacted positively upon the performance of the investment portfolios of the independent investment managers. Losses in the second quarter of 1998 were caused by a decline in the equity markets within certain emerging market countries.

During the third quarter of 1999, the Company liquidated a substantial portion of its investments in vehicles of independent investment managers and reinvested the proceeds in certain preferred and common securities. See the related discussion above under the caption "Investment Income" on page 8 of this Form 10-Q.

Underwriting and Other Expenses. Losses and loss expenses of $3.0 million in the second quarter of 1999 primarily reflect the provision for losses assumed under the workers' compensation quota share reinsurance agreement with Safety National and the accretion of the discounted values of existing reserves. Losses and loss expenses incurred in the second quarter of 1998 reflect a $5.4 million reduction in reserves which resulted from the Company's review of its methods for estimating and establishing reserves at June 30, 1998, partially offset by the accretion of the discounted values of existing reserves.

Underwriting and acquisition expenses totaled $4.6 million in the second quarter of 1999 as compared to $0.9 million in the second quarter of 1998. Underwriting and acquisition expenses in the second quarter of 1999 reflect $4.5 million of profit sharing commissions payable under the Safety National and RSL reinsurance agreements for the period from inception through June 30, 1999. Underwriting and acquisition expenses in the second quarter of 1998 primarily consist of profit sharing commissions and other underwriting expenses.

Interest expense and other operating expenses totaled $1.2 million in the second quarter of 1999, in line with interest expense and other operating expenses of $1.1 million in the second quarter of 1998.

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's current liquidity needs at the holding company level include funding operating expenses, interest payments on the Subordinated Notes and the repayment of incorporation expenses paid by DFG. At the Company's option, the Company may pay interest on the Subordinated Notes in additional Subordinated Notes in lieu of cash payments during any five-year period. In the six-month period to June 30, 1999, $1.4 million of interest due on the Subordinated Notes was paid by the issuance of additional Subordinated Notes with an aggregate principal amount of $1.4 million. As of June 30, 1999, the Company had $14.2 million in financial assets at the holding company level. The Company's other source of liquidity at the holding company level consists of dividends from its insurance subsidiary, Oracle Re. Dividend payments by Oracle Re to the Company are subject to certain Bermuda regulatory restrictions as well as contractual restrictions. Under the LOC Agreement, dividends by Oracle Re in any fiscal year may generally not exceed the greater of (a) 50% of Oracle Re's statutory net income for the preceding fiscal year and (b) the lesser of (i) $3,000,000 and
(ii) Oracle Re's statutory net income for the preceding fiscal year. Such restriction does not permit the payment of dividends by Oracle Re in 1999.

The principal liquidity requirement of Oracle Re, in addition to funding operating expenses, is the fulfillment of the obligations under its reinsurance agreements. The primary source of funding for these obligations, in addition to operating earnings, is the net cash flow from the investments included in Oracle Re's investment portfolio. Each of Oracle Re's reinsurance agreements written in the period to December 31, 1998 involved a one-time payment to Oracle Re at inception and does not provide for ongoing reinsurance premiums. In May 1999, Oracle Re and RSL agreed to the partial recapture of approximately 35% of the group long term disability liabilities ceded to Oracle Re under its quota share reinsurance agreement with RSL. In connection with the partial recapture by RSL of these liabilities, $10 million in cash, the amount of the reserves recaptured, was transferred to RSL.

In addition to Oracle Re's current liquidity requirements, Oracle Re is required to provide collateral security with respect to letters of credit outstanding under the LOC Agreement and otherwise. Under the LOC Agreement, the collateral maintenance requirement is equal to up to 140% of the amount of the outstanding letters of credit. In the event that sufficient collateral cannot be maintained relative to these requirements, Oracle Re may be required to negotiate with its reinsureds to reduce the size of the reinsurance transactions, thereby decreasing the amounts of letters of credit and related collateral requirements under the LOC Agreement. Moreover, if Oracle Re were unable to furnish sufficient collateral or otherwise were to fail to satisfy any covenant or requirement under the LOC Agreement, it may be required to liquidate all or a substantial portion of its investment portfolio or otherwise secure its obligations under its reinsurance agreements, which would likely have a material adverse effect on the business and operations of the Company.

The Company believes that the sources of funding available at the holding company and insurance subsidiary levels, respectively, will be adequate to satisfy on both a short-term and long-term basis the companies' applicable liquidity requirements.


IMPACT OF YEAR 2000

All of the Company's computer related systems are furnished by its third party administrative services provider, a substantial and reputable firm which provides similar services to other Bermuda based insurance companies. This firm has provided the Company with an assurance that it has completed its Year 2000 assessment, and that its computer

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


related systems are currently Year 2000 compliant, although such systems are, in this regard, subject to any further modifications which may be advised by its computer related systems suppliers. The Company's third party administrative services provider plans to continue monitor and test its critical systems for Year 2000 compliance throughout the remainder of 1999. The Company has also requested assurances of Year 2000 compliance from its other significant business partners and vendors in an effort to resolve any potential problems with the products and services they provide. In most cases, alternative vendors could be utilized in the event Year 2000 compliance problems are encountered. During 1999, the Company will develop appropriate contingency plans in the event any of the computer systems of its administrative services provider, business partners and vendors are not Year 2000 compliant. The costs of the Company's activities relating to the Year 2000 issue have not been and are not expected to be material to the Company's financial condition or results of operations. The Company does not believe that the Year 2000 issue will have a material effect on its operations; however, no assurance can be given in this regard.


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

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual General Meeting of Shareholders on May 10, 1999. Three directors were elected at the meeting for a term of three years. The voting results for all matters at the meeting were as follows:

         1) Election of Directors:

                                                                           VOTES
                                                                   ------------------------
                                                                                  Withhold
                                                                      For         Authority
                                                                   ---------      ---------
                 Colin O'Connor.............................       1,978,894       14,000
                 Edward A. Fox..............................       1,978,894       14,000
                 Charles P. O'Brien.........................       1,893,676       99,218


         2) With regard to the adoption of the consolidated financial statements of the Company for the period ended December 31, 1998, this proposal received 1,977,872 votes for approval, 14,000 votes against approval and 1,022 votes abstaining.

         3) With regard to the appointment of Ernst & Young as the Company's independent auditors for the fiscal year ending December 31, 1999, this proposal received 1,973,214 votes for approval, 18,680 votes against approval and 1,000 votes abstaining.

         4) With regard to the approval of the Company's Director and Employee Stock Option Plan, this proposal received 1,388,958 votes for approval, 34,694 votes against approval and 4,000 votes abstaining.

         5) With regard to the amendment of the Company's Bye-Law 42 concerning the quorum required at General Meetings of the Company, this proposal received 1,405,614 votes for approval, 15,174 votes against approval and 6,864 votes abstaining.

         6) With regard to proposals to be considered by the Company, as the holder of all outstanding voting common shares of Oracle Reinsurance Company Ltd. and O.R. Investments Ltd., at the Annual General Meetings of Oracle Reinsurance Company Ltd. and O.R. Investments Ltd., this proposal received 1,405,482 votes for approval, 15,500 votes against approval and 6,670 votes abstaining.


Item 6. Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           11 - Computation of Net Income per Share of Common
                                Stock (incorporated by reference to Note E to the Consolidated Financial Statements included elsewhere herein)

                           27 - Financial Data Schedule

                  (b)      Reports on Form 8-K
                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DELPHI INTERNATIONAL LTD. (Registrant)


                                   /s/ C. O'CONNOR
                                   ---------------
                                   C. O'Connor
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

                                   /s/ D. EZEKIEL
                                   --------------
                                   D. Ezekiel
                                   Vice President and Director
                                   (Principal Accounting and Financial Officer)


Date: August 13, 1999