Form 10-Q
period 1999-09-30
DELPHI INTERNATIONAL LTD
filed 1999-11-15
CIK 1045275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-34829


                            DELPHI INTERNATIONAL LTD.
             (Exact name of registrant as specified in its charter)


          Bermuda                       (441) 295-3688                          N/A
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

                                  Yes  X     No


 As of November 8, 1999, the Registrant had 4,079,014 Common Shares outstanding.

                            DELPHI INTERNATIONAL LTD.

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                Page
                                                                              ----
         Consolidated Statements of Income (Loss) and Comprehensive
         Income (Loss) for the Three Months Ended September 30, 1999 and
         1998, the Nine Months Ended September 30, 1999, and the Period
         from January 27, 1998 to September 30, 1998                             3

         Consolidated Balance Sheets at September 30, 1999
         and December 31, 1998                                                   4

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September  30, 1999 and for the
         Period from January 27, 1998 to September  30, 1998                     5

         Notes to Consolidated Financial Statements                              6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     8


PART II. OTHER INFORMATION                                                      12

                          PART I. FINANCIAL INFORMATION

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)


                                                                                                                    Period from
                                                     Three Months         Three Months          Nine Months       January 27, 1998
                                                        Ended                Ended                Ended                  To
                                                    Sept. 30, 1999       Sept. 30, 1998       Sept. 30, 1999       Sept. 30, 1998
                                                    --------------       --------------       --------------      ----------------
REVENUES:
Premiums written                                     $   2,304,352        $  12,011,000        $   6,358,634        $ 132,844,950
Premiums ceded                                                   -              (15,000)                   -              (15,000)
                                                     -------------        -------------        -------------        -------------
Premiums earned                                          2,304,352           11,996,000            6,358,634          132,829,950
Net investment income (loss)                             3,933,532          (16,054,905)          16,658,719           (9,863,882)
                                                     -------------        -------------        -------------        -------------

Total revenues                                           6,237,884           (4,058,905)          23,017,353          122,966,068
                                                     -------------        -------------        -------------        -------------

LOSSES AND EXPENSES:
Losses and loss expenses incurred                        3,197,481           13,462,778            9,609,868          126,029,954
Underwriting and acquisition expenses                      916,935              (10,777)           5,716,815            7,661,450
Interest expense                                           711,173              756,986            2,103,337            1,940,548
General and administrative expenses                        418,054              470,994            1,441,972            1,145,151
Incorporation costs                                             --               17,447                   --            1,338,035
                                                     -------------        -------------        -------------        -------------

Total losses and expenses                                5,243,643           14,697,428           18,871,992          138,115,138
                                                     -------------        -------------        -------------        -------------

Net income (loss)                                          994,241          (18,756,333)           4,145,361          (15,149,070)

Dividends on Preferred Shares                             (237,500)                   -             (712,500)                   -
                                                     -------------        -------------        -------------        -------------

Net income (loss) attributable to Common Shares      $     756,741        $ (18,756,333)       $   3,432,861        $ (15,149,070)
                                                     =============        =============        =============        =============



Basic and diluted net income (loss) per Common
   Share                                             $        0.19        $       (4.60)       $        0.84        $       (3.71)


Comprehensive income (loss):
   Net income (loss)                                 $     994,241        $ (18,756,333)       $   4,145,361        $ (15,149,070)
   Other comprehensive (loss) income:
   Change in unrealized (losses) gains on fixed
    maturity securities, net of reclassification
    adjustments                                           (225,800)             592,237           (1,606,159)             968,339
                                                     -------------        -------------        -------------        -------------
     Comprehensive income (loss)                     $     768,441        $ (18,164,096)       $   2,539,202        $ (14,180,731)
                                                     =============        =============        =============        =============


                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)


                                                                        September 30, 1999        December 31, 1998
                                                                        ------------------        -----------------
ASSETS:
Investments:
  Fixed maturity securities, available for sale                            $  86,598,933            $  18,306,720
  Balances with independent investment managers                               27,358,286               77,197,580
 Equity securities                                                             7,515,900                        -
                                                                           -------------            -------------

                                                                             121,473,119               95,504,300
Cash and cash equivalents                                                     19,793,121               26,152,550
Funds withheld by ceding reinsurer                                            18,056,673               16,000,000
Due from independent investment managers                                       3,557,045               28,106,350
Deferred acquisition costs                                                     1,102,610                1,147,923
Other assets                                                                   2,899,513                  185,005
Assets held for participating shareholder:
    Cash and cash equivalents                                                     68,357                2,875,000
    Fixed maturity securities                                                  2,581,537                        -
                                                                           -------------            -------------

Total assets                                                               $ 169,531,975            $ 169,971,128
                                                                           =============            =============

LIABILITIES:
Reserves for losses and loss expenses                                      $ 116,959,925            $ 125,191,823
Subordinated notes                                                            31,350,000               30,000,000
Other liabilities                                                              8,022,260                3,893,611
Liabilities relating to participating shareholder                              2,649,894                2,875,000
                                                                           -------------            -------------

Total liabilities                                                            158,982,079              161,960,434
                                                                           -------------            -------------

SHAREHOLDERS' EQUITY:
Preferred Shares, $0.01 par value; 5,000,000 shares authorized,
  100,000 shares issued and outstanding                                            1,000                    1,000
Participating Preferred Shares, $0.01 par value; 1,000 shares issued
  and outstanding                                                                     10                       10
Common Shares, $0.01 par value; 10,000,000 shares authorized
  4,079,014 shares issued and outstanding                                         40,790                   40,790
Additional paid-in capital                                                    30,864,147               30,864,147
Provision for dividends on Preferred Shares                                      712,500                        -
Accumulated other comprehensive (loss) income                                 (1,246,373)                 359,786
Retained deficit                                                             (19,822,178)             (23,255,039)
                                                                           -------------            -------------

Total shareholders' equity                                                    10,549,896                8,010,694
                                                                           -------------            -------------

Total liabilities and shareholders' equity                                 $ 169,531,975            $ 169,971,128
                                                                           =============            =============


                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)


                                                                                                            Period From
                                                                                  Nine Months            January 27, 1998
                                                                                     Ended                       To
                                                                               September 30, 1999       September 30, 1998
                                                                               ------------------       ------------------
Cash flows from operating activities:
  Net income (loss)                                                               $   4,145,361            $ (15,149,070)
  Adjustments to reconcile net income (loss) to net cash (used)
      provided by operating activities:
      Investment (income) loss related to balances
        with independent investment managers                                        (12,071,848)              10,951,469
      Realized gains on sales of fixed maturity securities                                    -                  (12,060)
      Amortization on fixed maturity securities                                         (67,114)                 (13,958)
  Changes in assets and liabilities:
    Funds withheld by ceding reinsurer                                               (2,056,673)             (15,225,651)
    Reinsurance premium receivable                                                            -              (11,481,000)
    Deferred acquisition costs                                                           45,313                        -
    Incorporation costs                                                                       -                1,338,035
    Other assets                                                                     (2,714,511)                (361,567)
    Reserves for losses and loss expenses                                            (8,231,897)             121,236,194
    Provision for annuity reinsurance payments                                                -               10,500,000
    Other liabilities                                                                 5,478,652                4,091,256
    Assets held for participating shareholder                                          (225,106)                       -
    Liabilities relating to participating shareholder                                   225,106                        -
                                                                                  -------------            -------------
        Net cash (used) provided by operating activities                            (15,472,717)             105,873,648
                                                                                  -------------            -------------

Cash flows from investing activities:
  Proceeds from sales of fixed maturity securities                                      314,748                1,794,130
  Withdrawals from balances with independent investment managers                    107,542,946                4,376,820
  Purchases of fixed maturity and equity securities                                 (77,661,906)             (19,451,165)
  Purchases of investments with independent investment managers                     (21,082,500)            (141,121,629)
  Incorporation costs                                                                         -               (1,338,035)
                                                                                  -------------            -------------
        Net cash provided (used) by investing activities                              9,113,288             (155,739,879)
                                                                                  -------------            -------------

Cash flows from financing activities:
  Proceeds from issuance of subordinated notes                                                -               40,000,000
  Proceeds from issuance of common shares                                                     -               20,254,947
                                                                                  -------------            -------------
    Net cash provided by financing activities                                                 -               60,254,947
                                                                                  -------------            -------------

(Decrease) increase in cash and cash equivalents                                     (6,359,429)              10,388,716
Cash and cash equivalents at beginning of period                                     26,152,550                        -
                                                                                  -------------            -------------
    Cash and cash equivalents at the end of period                                $  19,793,121            $  10,388,716
                                                                                  =============            =============

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 1998. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1998. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1998.


NOTE B - PREFERRED SHARES

The Company's Series A Preferred Shares (the "Preferred Shares") are entitled to a cumulative dividend of 9.5% per annum on the issue price of the shares. The dividend is payable solely in additional Preferred Shares issued and redeemable at $100 per share. No dividend has been declared at September 30, 1999, but a provision for the cumulative dividend at September 30, 1999 has been recorded as an appropriation of retained deficit.


NOTE C - INVESTMENTS

At September 30, 1999, the Company had fixed maturity securities available for sale with a carrying value of $86,598,933 and an amortized cost of $87,845,306 and balances with independent investment managers with a carrying value and a fair value of $27,358,286. At December 31, 1998, the Company had fixed maturity securities available for sale with a carrying value of $18,306,720 and an amortized cost of $17,946,934 and balances with independent investment managers with a carrying value and a fair value of $77,197,580. The amounts invested with independent investment managers are, with certain limited exceptions, withdrawable at least annually, subject to applicable notice requirements.

During the third quarter of 1999, the Company liquidated a substantial portion of its investments in vehicles of independent investment managers and reinvested $75,159,000 of the proceeds in preferred and common securities of a special purpose limited liability company (the "LLC"), the assets of which are invested in similar vehicles. Ninety percent of the Company's investment in the LLC consists of redeemable preferred securities carrying a cumulative fixed dividend of 15.5% per annum. At September 30, 1999, the initial investment in the preferred securities has been included in the carrying value of fixed maturity securities.

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

NOTE E - COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the numerators and denominators used to calculate basic and diluted results per share:


                                                              Three           Three            Nine        Period From
                                                              Months          Months          Months       January 27,
                                                              Ended           Ended           Ended          1998 to
                                                           September 30,   September 30,   September 30,   September 30,
                                                               1999            1998            1999            1998
                                                           ------------    ------------    ------------    ------------
Numerator:
   Net income (loss)                                       $    994,241    $(18,756,333)   $  4,145,361    $(15,149,070)
   Dividends on Preferred Shares                               (237,500)              -        (712,500)              -
                                                           ------------    ------------    ------------    ------------
   Net income (loss) attributable to common shareholders   $    756,741    $(18,756,333)   $  3,432,861    $(15,149,070)
                                                           ============    ============    ============    ============

Denominator:
   Weighted average common shares outstanding                 4,079,014       4,079,014       4,079,014       4,079,014
   Effect of dilutive securities                                  7,559               -           3,354               -
                                                           ------------    ------------    ------------    ------------
   Weighted average common shares outstanding,
     assuming dilution                                        4,086,573       4,079,014       4,082,368       4,079,014
                                                           ============    ============    ============    ============

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


RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 Compared to
Period From January 27, 1998 to September 30, 1998

Underwriting Income. Premiums for the nine months ended September 30, 1999 were $6.4 million as compared to $132.8 million for the period ended September 30, 1998. Premiums in the first nine months of 1999 were derived from a workers' compensation quota share reinsurance agreement with Safety National Casualty Corporation ("Safety National"). Premiums in the period ended September 30, 1998 were derived primarily from workers' compensation aggregate excess of loss reinsurance assumed from Safety National in the amount of $82.1 million, from the group long-term disability quota share reinsurance assumed from Reliance Standard Life Insurance Company ("RSL") in the amount of $39.8 million and from professional liability aggregate excess reinsurance assumed in the amount of $10.9 million.

Investment Income (Loss). Investment income for the nine months ended September 30, 1999 was $16.7 million as compared to an investment loss of $9.9 million for the period ended September 30, 1998. The Company's investment results during these periods have primarily been derived from the performance of investment vehicles of independent investment managers. Investment income for the 1999 period primarily resulted from a recovery in numerous sectors of the global financial markets, which impacted positively upon the performance of the investment portfolios of the independent investment managers. Losses in the 1998 period were primarily caused by declines in numerous sectors of the financial markets during the second and third quarters of 1998.

During the third quarter of 1999, the Company liquidated a substantial portion of its investments in vehicles of independent investment managers and reinvested the proceeds in certain preferred and common securities. See Note C to the Consolidated Financial Statements.

Underwriting and Other Expenses. Losses and loss expenses for the nine months ended September 30, 1999 were $9.6 million as compared to $126.0 million for the period ended September 30, 1998. Losses and loss expenses in the first nine months of 1999 primarily reflect the provision for losses assumed under the workers' compensation quota share reinsurance agreement with Safety National and the accretion of the discounted values of existing reserves. Losses and loss expenses incurred for the period ended September 30, 1998 include the discounted value of the loss portfolios assumed under the reinsurance agreements with Safety National and RSL.

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Underwriting and acquisition expenses totaled $5.7 million for the nine months ended September 30, 1999 as compared to $7.7 million in the period ended September 30, 1998. Underwriting and acquisition expenses in the 1999 period reflect $5.3 million of profit sharing commissions payable under the Safety National and RSL reinsurance agreements for the period from inception through September 30, 1999. Underwriting and acquisition expenses of $7.7 million in the 1998 period include ceding commissions of $4.8 million, profit sharing commissions and other underwriting expenses of $1.6 million and federal excise taxes of $1.3 million related to the reinsurance agreements with Safety National and RSL.

Interest expense and other operating expenses for the nine months ended September 30, 1999 totaled $3.5 million as compared to $3.1 million in the period ended September 30, 1998. This increase primarily reflects a full nine month period of operations in 1999.

Three Months Ended September 30, 1999 Compared to
Three Months Ended September 30, 1998

Underwriting Income. Premiums for the third quarter of 1999 of $2.3 million were derived from a workers' compensation quota share reinsurance agreement with Safety National. Premiums for the quarter ended September 30, 1998 of $12.0 million were derived from professional liability aggregate excess reinsurance and excess workers' compensation reinsurance.

Investment Income (Loss). Investment income for the third quarter of 1999 was $3.9 million as compared with an investment loss of $16.1 million in the third quarter of 1998. The Company's investment results for the third quarter of 1999 are derived primarily from accumulated dividends on certain preferred securities. See Note C to the Consolidated Financial Statements. Losses in the third quarter of 1998 were derived primarily from the performance of investment vehicles of independent investment managers and were caused by significant declines in numerous sectors of the financial markets during the quarter.

Underwriting and Other Expenses. Losses and loss expenses of $3.2 million in the third quarter of 1999 primarily reflect the provision for losses assumed under the workers' compensation quota share reinsurance agreement with Safety National and the accretion of the discounted values of existing reserves. Losses and loss expenses of $13.5 million in the third quarter of 1998 reflect a loss reserve provision for the professional liability aggregate excess reinsurance referred to above as well as the accretion of the discounted values of existing reserves.

Underwriting and acquisition expenses totaled $0.9 million in the third quarter of 1999 and reflects $0.8 million of profit sharing commissions payable under the Safety National and RSL reinsurance agreements.

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's current liquidity needs at the holding company level include funding operating expenses, interest payments on the Subordinated Notes and the repayment of incorporation expenses paid by Delphi Financial Group, Inc. At the Company's option, the Company may pay interest on the Subordinated Notes in additional Subordinated Notes in lieu of cash payments during any five-year period. In the nine-month period to September 30, 1999, $1.4 million of interest due on the Subordinated Notes was paid by the issuance of additional Subordinated Notes with an aggregate principal amount of $1.4 million. As of September 30, 1999, the Company had $14.2 million in financial assets at the holding company level. The Company's other source of liquidity at the holding company level consists of dividends from its insurance subsidiary, Oracle Re. Dividend payments by Oracle Re to the Company are subject to certain Bermuda regulatory restrictions as well as contractual restrictions. Under the LOC Agreement, dividends by Oracle Re in any fiscal year may generally not exceed the greater of (a) 50% of Oracle Re's statutory net income for the preceding fiscal year and (b) the lesser of (i) $3,000,000 and (ii) Oracle Re's statutory net income for the preceding fiscal year. Such restriction does not permit the payment of dividends by Oracle Re in 1999.

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

In addition to Oracle Re's current liquidity requirements, Oracle Re is required to provide collateral security with respect to letters of credit outstanding under the LOC Agreement and otherwise. Under the LOC Agreement, the collateral maintenance requirement is equal to up to 140% of the amount of the outstanding letters of credit which percentage is scheduled to increase to 145% in January 2000. In the event that sufficient collateral cannot be maintained relative to these requirements, Oracle Re may be required to negotiate with its reinsureds to reduce the size of the reinsurance transactions, thereby decreasing the amounts of letters of credit and related collateral requirements under the LOC Agreement. Moreover, if Oracle Re were unable to furnish sufficient collateral or otherwise were to fail to satisfy any covenant or requirement under the LOC Agreement, it may be required to liquidate all or a substantial portion of its investment portfolio or otherwise secure its obligations under its reinsurance agreements, which would likely have a material adverse effect on the business and operations of the Company.

The Company believes that the sources of funding available at the holding company and insurance subsidiary levels, respectively, will be adequate to satisfy on both a short-term and long-term basis the companies' applicable liquidity requirements.


IMPACT OF YEAR 2000

All of the Company's computer related systems are furnished by its third party administrative services provider, a substantial and reputable firm which provides similar services to other Bermuda based insurance companies. This firm

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


has provided the Company with an assurance that it has completed its Year 2000 assessment, and that its computer related systems are currently Year 2000 compliant, although such systems are, in this regard, subject to any further modifications which may be advised by its computer related systems suppliers. The Company's third party administrative services provider plans to continue to monitor and test its critical systems for Year 2000 compliance throughout the remainder of 1999. The Company has also requested assurances of Year 2000 compliance from its other significant business partners and vendors in an effort to resolve any potential problems with the products and services they provide. In most cases, alternative vendors could be utilized in the event Year 2000 compliance problems are encountered. If the computer systems of the Company's administrative services provider failed due to the Year 2000 issue, the Company plans to return to manual operations on an interim basis until the problem is resolved. The costs of the Company's activities relating to the Year 2000 issue have not been and are not expected to be material to the Company's financial condition or results of operations. The Company does not believe that the Year 2000 issue will have a material effect on its operations; however, no assurance can be given in this regard.


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

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 - First Amendment to Letter of Credit Agreement, dated as of July 1, 1999, among Oracle Reinsurance Company, Ltd., Bank of America National Trust and Savings Association, as Agent and L/C Administrator, The Bank of New York, as co-agent, Deutsche Bank AG, as co-agent, Dresdner Bank A.G., New York Branch, as co-agent and Fleet National Bank, as co-agent, and the other financial institutions party thereto.

                  11 -     Computation of Net Income (Loss) per Share of
                           Common Stock (incorporated by reference to Note E to the Consolidated Financial Statements included elsewhere herein)

                  27 -     Financial Data Schedule

         (b)      Reports on Form 8-K

                  None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DELPHI INTERNATIONAL LTD. (Registrant)


                              /s/  C. O'CONNOR
                              ----------------
                              C. O'Connor
                              President and Chief Executive Officer
                              (Principal Executive Officer)

                              /s/ D. EZEKIEL
                              --------------
                              D. Ezekiel
                              Vice President and Director
                              (Principal Accounting and Financial Officer)

Date:  November 12, 1999