Form 10-Q/A
period 1999-03-31
DELPHI INTERNATIONAL LTD
filed 2000-02-07
CIK 1045275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-34829


                            DELPHI INTERNATIONAL LTD.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Bermuda                             (441) 295 3688                                        N/A
--------------------------------         --------------------------------------------    -------------------------------
(State or other Jurisdiction of          (Registrant's telephone number,                 (I.R.S. Employer Identification
incorporation or organization)                   including area code)                          Number)


                                 Chevron House, 11 Church Street, Hamilton, Bermuda       HM 11
                                --------------------------------------------------       ------
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

                                   FORM 10-Q/A


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

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                           (UNAUDITED: IN US DOLLARS)

                                                                                                                       PERIOD FROM
                                                                                        THREE MONTHS ENDED          JANUARY 27, 1998
                                                                                            MARCH 31, 1999                     TO
                                                                                                                      MARCH 31, 1998
REVENUES:
Premiums written                                                                             $        --                $120,833,950
Premiums ceded                                                                                        --                          --
                                                                                             -----------                ------------
Premiums earned                                                                                       --                 120,833,950
Net investment income                                                                          3,124,456                   7,581,132
Net realized gains on sales of investments                                                       210,155                          --
                                                                                             -----------                ------------

Total Revenues                                                                                 3,334,611                 128,415,082
                                                                                             -----------                ------------

LOSSES AND EXPENSES:
Losses and loss expenses incurred                                                              1,218,009                 116,938,169
Underwriting and acquisition expenses                                                             76,193                   6,740,540
Interest expense                                                                                 688,722                     510,411
General and administrative expenses                                                              516,262                     247,419
Incorporation costs                                                                                   --                   1,154,104
                                                                                             -----------                ------------

Total losses and expenses                                                                      2,499,186                 125,590,643
                                                                                             -----------                ------------

Net income                                                                                       835,425                   2,824,439

Dividends on Preferred Shares                                                                   (237,500)                         --
                                                                                             -----------                ------------

Net income attributable to Common Shares                                                     $   597,925                $  2,824,439
                                                                                             ===========                ============

Basic income per Common Share
                                                                                             $      0.15                $       0.69
Weighted average Common Shares outstanding                                                     4,079,014                   4,079,014

Comprehensive income:
    Net income                                                                               $   835,425                $  2,824,439
    Other comprehensive (loss) income:
     Change in unrealized (losses) gains on fixed maturity
     securities net of reclassification adjustments                                             (488,596)                    118,050
                                                                                             -----------                ------------

       Comprehensive income                                                                  $   346,829                $  2,942,489
                                                                                             ===========                ============


                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           (UNAUDITED: IN US DOLLARS)


                                                                                          MARCH 31, 1999           DECEMBER 31, 1998
ASSETS:
Investments:
      Balances with independent investment managers                                          $  87,084,451            $  77,197,580
      Fixed maturity securities available for sale                                              20,290,641               18,306,720
                                                                                             -------------            -------------
                                                                                               107,375,092               95,504,300
Cash and cash equivalents                                                                       35,832,697               26,152,550
Funds withheld by ceding reinsurer                                                              16,000,000               16,000,000
Due from investment managers                                                                     7,018,069               28,106,350
Deferred acquisition costs                                                                       1,132,819                1,147,923
Other assets                                                                                       201,753                  185,005
Assets held for participating shareholder - cash and cash equivalents                            2,894,261                2,875,000
                                                                                             -------------            -------------

Total assets                                                                                 $ 170,454,691            $ 169,971,128
                                                                                             =============            =============

LIABILITIES:
Reserves for losses and loss expenses                                                        $ 125,025,366            $ 125,191,823
Subordinated notes                                                                              31,350,000               30,000,000
Other liabilities                                                                                2,827,540                3,893,611
Liabilities relating to participating shareholder - reserves for losses
   and loss expenses                                                                             2,894,261                2,875,000
                                                                                             -------------            -------------

Total Liabilities                                                                              162,097,167              161,960,434
                                                                                             -------------            -------------

SHAREHOLDERS' EQUITY:
Preferred Shares, $0.01 par value; 5,000,000 shares authorized,
   100,000 shares issued and outstanding                                                             1,000                    1,000
Participating Preferred Shares, $0.01 par value; 1,000 shares issued
   and outstanding                                                                                      10                       10
Common Shares, $0.01 par value; 10,000,000 shares authorized,
   4,079,014 shares issued and outstanding                                                          40,790                   40,790
Additional paid-in capital                                                                      30,864,147               30,864,147
Provisions for dividends on Preferred Shares                                                       237,500                       --
Accumulated other comprehensive (loss) income                                                     (128,810)                 359,786
Retained deficit                                                                               (22,657,113)             (23,255,039)
                                                                                             -------------            -------------

Total shareholders' equity                                                                       8,357,524                8,010,694
                                                                                             -------------            -------------

Total liabilities and shareholders' equity                                                   $ 170,454,691            $ 169,971,128
                                                                                             =============            =============

                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED: IN US DOLLARS)

                                                                                                                       PERIOD FROM
                                                                                           THREE MONTHS ENDED       JANUARY 27, 1998
                                                                                             MARCH 31, 1999                 TO
                                                                                                                      MARCH 31, 1998
Net cash flows from operating activities:
Net income                                                                                   $    835,425             $   2,824,439
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Realized gains on balances with independent investment managers                                (210,155)                       --
  Net unrealized gains on balances with independent investment
     managers                                                                                  (2,494,614)               (7,219,296)
  Amortization on fixed maturity securities                                                       (22,062)                     (152)
  Changes in assets and liabilities:
     Funds withheld by ceding reinsurer                                                                --               (15,799,359)
     Deferred acquisition costs                                                                    15,104                        --
     Incorporation costs                                                                               --                 1,154,104
     Other assets                                                                                 (16,750)                 (189,357)
     Reserves for losses and loss expenses                                                       (166,457)              115,254,370
     Due from independent investment managers                                                  21,088,281                        --
     Other liabilities                                                                         (1,066,069)                4,231,831
     Assets held for participating shareholder                                                    (19,261)                       --
     Liabilities relating to participating shareholder                                             19,261                        --
                                                                                             ------------             -------------

      Net cash provided by operating activities                                                17,962,703               100,256,580
                                                                                             ------------             -------------

Cash flows from investing activities:
  Proceeds from sales of fixed maturity securities                                                 52,450                        --
  Withdrawals from balances with independent investment mangers                                 5,447,899                        --
  Purchases of investments with independent investment managers                               (12,630,000)             (128,678,629)
  Purchases of fixed maturity securities                                                       (2,502,905)               (3,952,328)
  Incorporation costs                                                                                  --                (1,154,104)
                                                                                             ------------             -------------

      Net cash used by investing activities                                                    (9,632,556)             (133,785,061)
                                                                                             ------------             -------------

Cash flows from financing activities:
   Proceeds from issuance of subordinated notes                                                 1,350,000                30,000,000
   Proceeds from issuance of common shares                                                             --                20,254,947
                                                                                             ------------             -------------

      Net cash provided by financing activities                                                 1,350,000                50,254,947
                                                                                             ------------             -------------

Increase in cash and cash equivalents                                                           9,680,147                16,726,466
Cash and cash equivalents at beginning of period                                               26,152,550                        --
                                                                                             ------------             -------------

Cash and cash equivalents at the end of period                                               $ 35,832,697             $  16,726,466
                                                                                             ------------             -------------

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




NOTE D - NET INCOME PER COMMON SHARE

Net income per Common Share is computed by dividing net income attributable to Common Shares by the weighted average number of Common Shares outstanding for the period, as adjusted to reflect the two-for-one stock split distributed on June 11, 1998:

                                                                                  Period From
                                                 Three Months Ended              January 27,1998
                                                   March 31, 1999              to March 31, 1998

Net income                                         $   835,425                    $2,824,439
Dividend on Preferred Shares                          (237,500)                           --
                                                   -----------                    ----------
Net income attributable to Common Shares           $   597,925                    $2,824,439
                                                   -----------                    ----------
Weighted average Common Shares outstanding           4,079,014                     4,079,014
Net income per Common Share                        $      0.15                    $     0.69


                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is an analysis of the results of operations and financial condition of Delphi International Ltd. (the "Company" which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise). This analysis should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company's report on Form 10-K for the year ended December 31, 1998 and the Company's report on Form 8-K filed on January 28, 2000. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

Underwriting Income. The Company did not earn any premium income from reinsurance contracts during the three months ended March 31, 1999. Due to excess capacity in the global reinsurance markets and the resulting lack of attractively priced reinsurance programs, the Company did not take on any new reinsurance business during this period. Premiums in the period ended March 31, 1998 were derived from workers' compensation aggregate excess of loss reinsurance assumed from Safety National in the amount of $81.0 million and from group long-term disability quota share reinsurance assumed from RSL in the amount of $39.8 million, both of which transactions were consummated concurrently with the completion of the rights offering pursuant to which the Company was initially capitalized.

Investment Income. Investment income for the quarter ended March 31, 1999 was $3.1 million compared with investment income for the period ended March 31, 1998 of $7.6 million. The 1998 period reflects exceptionally strong investment results. The Company's investment results are derived primarily from the performance of investment vehicles of independent investment managers. Investment income for the quarter primarily resulted from a recovery in numerous sectors of the global financial markets during the quarter, which impacted positively upon the performance of the investment portfolios of the independent investment managers.

Underwriting and Other Expenses. Losses and loss expenses incurred in the first quarter of 1999 of $1.2 million primarily reflect the increase in discounted values of existing reserves. Losses and loss expenses incurred for the period ended March 31, 1998 of $116.9 million include the discounted value of reserves for losses and loss expenses assumed from Safety National and RSL of $81.7 million and $35.2 million, respectively. Underwriting and acquisition expenses of $6.7 million in the 1998 period include ceding commissions of $4.8 million, profit sharing commissions and other underwriting expenses of $0.7 million and federal excise taxes of $1.2 million related to the reinsurance agreements with Safety National and RSL.

Interest expense and other operating expenses were higher in the 1999 period than in the period ended March 31, 1998 primarily reflecting a full calendar quarter of operations in the 1999 period.

Net Income. As a result of the above factors, net income was approximately $2.0 million lower in the first quarter of 1999 than in the period ended March 31, 1998.

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

The principal liquidity requirement of the Company's insurance subsidiary, Oracle Re, in addition to funding operating expenses, is the fulfilment of the obligations under its reinsurance agreements. The primary source of funding for these obligations, in addition to operating earnings, is the net cash flow from the investments included in Oracle Re's investment portfolio. Each of the Company's reinsurance agreements involved a one-time payment to Oracle Re at inception and does not provide for ongoing reinsurance premiums. In May 1999, the Company and RSL agreed to the partial recapture of approximately 35% of the group long term disability liabilities ceded to the Company under its quota share reinsurance agreement with RSL. In connection with such partial recapture by RSL of these liabilities, $10 million in cash, the amount of the reserves with respect to the portion of such liabilities recaptured by RSL, was transferred to RSL.

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

             27 - Financial Data Schedule

         (b) Reports on Form 8-K

             The Company filed a report on Form 8-K on January 28, 2000 which stated that the Company had rescinded a workers' compensation quota share reinsurance contract with Safety National Casualty Corporation that had been in place since early 1999. The Company's net income attributable to common shares for the first nine months ended September 30, 1999 has been restated to exclude the effects of this contract.




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

Date: February 4, 2000