Form 10-Q/A
period 1999-06-30
DELPHI INTERNATIONAL LTD
filed 2000-02-07
CIK 1045275

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

For the transition period from              to

Commission File Number 333-34829


                            DELPHI INTERNATIONAL LTD.
             (Exact name of registrant as specified in its charter)

       Bermuda                                   (441) 295-3688                                N/A
-------------------------------          -------------------------------        -------------------------------
(State or other Jurisdiction of          (Registrant's telephone number,        (I.R.S. Employer Identification
incorporation or organization)                   including area code)                   Number)


            Chevron House, 11 Church Street, Hamilton, Bermuda           HM 11
            --------------------------------------------------           -----
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


                         PART I. FINANCIAL INFORMATION

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                           (UNAUDITED: IN US DOLLARS)




                                                                                                                      Period from
                                                               Three Months     Three Months        Six Months      January 27, 1998
                                                                  Ended             Ended               Ended              To
                                                               June 30 1999      June 30 1998      June 30, 1999      June 30, 1998
                                                               ------------      ------------      -------------      -------------
REVENUES:
Premiums written                                              $        --        $        --        $         --        $120,833,950
Premiums ceded                                                         --                 --                  --                  --
                                                                                                                        ------------
Premiums earned                                                        --                 --                  --         120,833,950
Net investment income (loss)                                    9,389,024         (1,390,109)         12,513,480           6,191,023
Net realized gains on sales of investments                          1,552                 --             211,707                  --
                                                              -----------        -----------        ------------        ------------

Total revenues                                                  9,390,576         (1,390,109)         12,725,187         127,024,973
                                                              -----------        -----------        ------------        ------------

LOSSES AND EXPENSES:
Losses and loss expenses incurred                               1,619,914         (4,370,993)          2,837,923         112,567,176
Underwriting and acquisition expenses                           4,577,733            931,688           4,653,926           7,672,228
Interest expense                                                  703,442            673,151           1,392,164           1,183,562
General and administrative expenses                               507,656            426,738           1,023,918             674,157
Incorporation costs                                                    --            166,484                  --           1,320,588
                                                              -----------        -----------        ------------        ------------

Total losses and expenses                                       7,408,745         (2,172,932)          9,907,931         123,417,711
                                                              -----------        -----------        ------------        ------------

Net income                                                      1,981,831            782,823           2,817,256           3,607,262

Dividends on Preferred Shares                                    (237,500)                --            (475,000)                 --
                                                              -----------        -----------        ------------        ------------

Net income attributable to Common Shares                      $ 1,744,331        $   782,823        $  2,342,256        $  3,607,262
                                                              ===========        ===========        ============        ============


Basic and diluted net income per Common Share                 $      0.43        $      0.19        $       0.57        $       0.88


Comprehensive income:
   Net income                                                 $ 1,981,831        $   782,823        $  2,817,256        $  3,607,262
   Other comprehensive (loss) income:
   Change in unrealized (losses) gains on fixed
    maturity securities, net of reclassification
    adjustments                                                  (891,763)           258,052          (1,380,359)            376,102
                                                              -----------        -----------        ------------        ------------


     Comprehensive income                                     $ 1,090,068        $ 1,040,875        $  1,436,897        $  3,983,364
                                                              ===========        ===========        ============        ============



                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           (UNAUDITED: IN US DOLLARS)



                                                                                June 30, 1999            December 31, 1998
                                                                                -------------            -----------------
ASSETS:
Investments:
  Balances with independent investment managers                                   $ 103,861,109                 $  77,197,580
  Fixed maturity securities, available for sale                                      19,293,850                    18,306,720
                                                                                  -------------                  ------------
                                                                                    123,154,959                    95,504,300

Cash and cash equivalents                                                            22,233,461                    26,152,550
Funds withheld by ceding reinsurer                                                   14,350,786                    16,000,000
Due from investment managers                                                          1,285,172                    28,106,350
Deferred acquisition costs                                                            1,117,715                     1,147,923
Other assets                                                                            295,669                       185,005
Assets held for participating shareholder - cash and cash equivalents                 2,800,397                     2,875,000
                                                                                  -------------                 -------------

Total assets                                                                      $ 165,238,159                 $ 169,971,128
                                                                                    ===========                   ===========

LIABILITIES:
Reserves for losses and loss expenses                                            $  115,739,024                $  125,191,823
Subordinated notes                                                                   31,350,000                    30,000,000
Other liabilities                                                                     5,901,147                     3,893,611
Liabilities relating to participating shareholder - reserves for losses
  and loss expenses                                                                   2,800,397                     2,875,000
                                                                                  -------------                  ------------

Total liabilities                                                                   155,790,568                   161,960,434
                                                                                   ------------                   -----------

SHAREHOLDERS' EQUITY:
Preferred Shares, $0.01 par value; 5,000,000 shares authorized,
  100,000 shares issued and outstanding                                                   1,000                         1,000
Participating Preferred Shares, $0.01 par value; 1,000 shares issued
  and outstanding                                                                            10                            10
Common Shares, $0.01 par value; 10,000,000 shares authorized
  4,079,014 shares issued and outstanding                                                40,790                        40,790
Additional paid-in capital                                                           30,864,147                    30,864,147
Provision for dividends on Preferred Shares                                             475,000                             -
Accumulated other comprehensive (loss) income                                        (1,020,573)                      359,786
Retained deficit                                                                    (20,912,783)                  (23,255,039)
                                                                                    ------------                  ------------

Total shareholders' equity                                                            9,447,591                     8,010,694
                                                                                   ------------                  ------------

Total liabilities and shareholders' equity                                       $  165,238,159                $  169,971,128
                                                                                    ===========                   ===========



                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED: IN US DOLLARS)


                                                                                                                       Period From
                                                                                               Six Months           January 27, 1998
                                                                                                   Ended                    To
                                                                                               June 30, 1999           June 30, 1998
Cash flows from operating activities:
  Net income                                                                                   $   2,817,256          $   3,607,262
  Adjustments to reconcile net income to net cash provided by operating activities:
  Realized gains on balances with independent investment managers                                   (211,707)                    --
  Net unrealized gains on balances with independent investment
      managers                                                                                   (11,130,041)            (5,539,771)
  Amortization on fixed maturity securities                                                          (44,691)                (1,634)
  Changes in assets and liabilities:
    Funds withheld by ceding reinsurer                                                             1,649,214            (15,514,073)
    Reinsurance premium receivable                                                                        --            (10,395,000)
    Deferred acquisition costs                                                                        30,209                     --
    Incorporation costs                                                                                   --              1,316,437
    Other assets                                                                                    (110,664)              (157,440)
    Reserves for losses and loss expenses                                                         (9,452,799)           109,281,481
    Due from independent investment managers                                                      26,821,178                     --
    Provision for annuity reinsurance payments                                                            --             10,500,000
    Other liabilities                                                                              3,357,536              5,161,385
    Assets held for participating shareholder                                                        (74,603)                    --
    Liabilities relating to participating shareholder                                                 74,603                     --
                                                                                               -------------          -------------
        Net cash provided by operating activities                                                 13,725,491             98,258,647
                                                                                               -------------          -------------

Cash flows from investing activities:
  Proceeds from sales of fixed maturity securities                                                   197,064                     --
  Withdrawals from balances with independent investment managers                                   5,498,219                     --
  Purchases of investments with independent investment managers                                  (20,820,000)          (129,108,629)
  Purchases of fixed maturity securities                                                          (2,519,863)            (8,742,953)
  Incorporation costs                                                                                     --             (1,316,437)
                                                                                               -------------          -------------
      Net cash used by investing activities                                                      (17,644,580)          (139,168,019)
                                                                                               -------------          -------------

Cash flows from financing activities:
  Proceeds from issuance of subordinated notes                                                            --             30,000,000
  Proceeds from issuance of common shares                                                                 --             20,254,947
                                                                                               -------------          -------------
    Net cash provided by financing activities                                                             --             50,254,947
                                                                                               -------------          -------------

(Decrease) increase in cash and cash equivalents                                                  (3,919,089)             9,345,575
Cash and cash equivalents at beginning of period                                                  26,152,550                     --
                                                                                               -------------          -------------
    Cash and cash equivalents at the end of period                                             $  22,233,461          $   9,345,575
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

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE E - COMPUTATION OF NET INCOME PER COMMON SHARE

The following table sets forth the numerators and denominators used to calculate basic and diluted results per share:

                                                                     Three           Three               Six            Period From
                                                                     Months         Months             Months           January 27,
                                                                      Ended          Ended              Ended             1998 to
                                                                    June 30,       June 30,           June 30,            June 30,
                                                                      1999           1998               1999                1998
                                                                  -----------     -----------        -----------         -----------

Numerator:
   Net income                                                   $ 1,981,831         $  782,823        $ 2,817,256         $3,607,262
   Dividends on Preferred Shares                                   (237,500)                --           (475,000)                --
                                                                -----------         ----------        -----------         ----------
   Net income attributable to common shareholders               $ 1,744,331         $  782,823        $ 2,342,256         $3,607,262
                                                                ===========         ==========        ===========         ==========


Denominator:
   Weighted average common shares outstanding                     4,079,014          4,079,014          4,079,014          4,079,014
   Effect of dilutive securities                                      2,505                242              1,252                142
                                                                -----------         ----------        -----------         ----------
   Weighted average common shares outstanding,
     assuming dilution                                            4,081,519          4,079,256          4,080,266          4,079,156
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


RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 Compared to
Period From January 27, 1998 to June 30, 1998

Underwriting Income. The Company did not earn any premium income from reinsurance contracts during the six months ended June 30, 1999. Due to excess capacity in the global reinsurance markets and the resulting lack of attractively priced reinsurance programs, the Company did not take on any new reinsurance business during this period. Premiums in the period ended June 30, 1998 were derived from workers' compensation aggregate excess of loss reinsurance assumed from Safety National in the amount of $81.0 million and from group long-term disability quota share reinsurance assumed from RSL in the amount of $39.8 million, both of which transactions were consummated concurrently with the completion of the rights offering pursuant to which the Company was initially capitalized.

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

Underwriting and Other Expenses. Losses and loss expenses for the six months ended June 30, 1999 were $2.8 million as compared to $112.6 million for the period ended June 30, 1998. Losses and loss expenses in the first half of 1999 primarily reflect the accretion of the discounted values of existing reserves. Losses and loss expenses incurred for the period ended June 30, 1998 include the discounted value of the loss portfolios assumed under the reinsurance treaties with Safety National and RSL.

                           DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Underwriting and acquisition expenses totaled $4.7 million for the six months ended June 30, 1999 as compared to $7.7 million in the period ended June 30, 1998. Underwriting and acquisition expenses in the 1999 period reflect $4.5 million of profit sharing commissions payable under the Safety National and RSL reinsurance agreements for the period from inception through June 30, 1999. Underwriting and acquisition expenses of $7.7 million in the 1998 period include ceding commissions of $4.8 million, profit sharing commissions and other underwriting expenses of $1.6 million and federal excise taxes of $1.3 million related to the reinsurance agreements with Safety National and RSL.

Interest expense and other operating expenses for the six months ended June 30, 1999 totaled $2.4 million as compared to $1.9 million in the period ended June 30, 1998. This increase primarily reflects a full six month period of operations in 1999.

Three Months Ended June 30, 1999 Compared to
Three Months Ended June 30, 1998

Underwriting Income. The Company did not earn any premium income from reinsurance contracts during the three months ended June 30, 1999. Due to excess capacity in the global reinsurance markets and the resulting lack of attractively priced reinsurance programs, the Company did not take on any new reinsurance business during this period.

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

Underwriting and Other Expenses. Losses and loss expenses of $1.6 million in the second quarter of 1999 primarily reflect the accretion of the discounted values of existing reserves. Losses and loss expenses incurred in the second quarter of 1998 reflect a $5.4 million reduction in reserves which resulted from the Company's review of its methods for estimating and establishing reserves at June 30, 1998, partially offset by the accretion of the discounted values of existing reserves.

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

The principal liquidity requirement of Oracle Re, in addition to funding operating expenses, is the fulfillment of the obligations under its reinsurance agreements. The primary source of funding for these obligations, in addition to operating earnings, is the net cash flow from the investments included in Oracle Re's investment portfolio. Each of Oracle Re's reinsurance agreements involved a one-time payment to Oracle Re at inception and does not provide for ongoing reinsurance premiums. In May 1999, Oracle Re and RSL agreed to the partial recapture of approximately 35% of the group long term disability liabilities ceded to Oracle Re under its quota share reinsurance agreement with RSL. In connection with the partial recapture by RSL of these liabilities, $10 million in cash, the amount of the reserves recaptured, was transferred to RSL.

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

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual General Meeting of Shareholders on May 10, 1999. Three directors were elected at the meeting for a term of three years. The voting results for all matters at the meeting were as follows:

          1)   Election of Directors:

                                                                 VOTES
                                                         -----------------------
                                                                       Withhold
                                                            For        Authority
                                                         ---------     ---------
                 Colin O'Connor....................      1,978,894       14,000
                 Edward A. Fox.....................      1,978,894       14,000
                 Charles P. O'Brien................      1,893,676       99,218


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

                           27 - Financial Data Schedule

                  (b)      Reports on Form 8-K

                           The Company filed a report on Form 8-K on January 28, 2000 and disclosed that the Company had rescinded a workers' compensation quota share reinsurance contract with Safety National Casualty Corporation that had been in place since early 1999. The Company's net income attributable to common shares for the first nine months ended September 30, 1999 has been restated to exclude the effects of this contract.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DELPHI INTERNATIONAL LTD. (Registrant)

                                 /s/ C. O'CONNOR
                                 -----------------------------------------------
                                 C. O'Connor
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)

                                 /s/ D. EZEKIEL
                                 -----------------------------------------------
                                 D. Ezekiel
                                 Vice President and Director
                                 (Principal Accounting and Financial Officer)

Date: February 4, 2000