Form 10-Q/A
period 1999-09-30
DELPHI INTERNATIONAL LTD
filed 2000-02-07
CIK 1045275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------           ---------

Commission File Number 333-34829

                            DELPHI INTERNATIONAL LTD.
             (Exact name of registrant as specified in its charter)

              Bermuda                            (441) 295-3688                                         N/A
-------------------------------           -----------------------------                    -------------------------------

(State or other Jurisdiction of          (Registrant's telephone number,                   (I.R.S. Employer Identification
incorporation or organization)                   including area code)                              Number)


                                        Chevron House, 11 Church Street, Hamilton, Bermuda                            HM 11
------------------------------------------------------------------------------------------------------------------------------------
                                              (Address of principal executive offices)                              (Zip Code)






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

                          PART I. FINANCIAL INFORMATION

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

                           (UNAUDITED: IN US DOLLARS)

                                                                                                       Period from
                                                    Three Months     Three Months     Nine Months    January 27, 1998
                                                        Ended            Ended           Ended              To
                                                   Sept. 30, 1999   Sept. 30, 1998   Sept. 30, 1999   Sept. 30, 1998
                                                   --------------   --------------   --------------   ---------------
REVENUES:
Premiums written                                       $      --     $ 12,011,000      $        --     $132,844,950
Premiums ceded                                                --          (15,000)              --          (15,000)
                                                       ---------     ------------      -----------     ------------
Premiums earned                                               --       11,996,000               --      132,829,950
Net investment income (loss)                           3,933,532      (16,054,905)      16,658,719       (9,863,882)
                                                       ---------     ------------      -----------     ------------

Total revenues                                         3,933,532       (4,058,905)      16,658,719      122,966,068
                                                       ---------     ------------      -----------     ------------

LOSSES AND EXPENSES:
Losses and loss expenses incurred                      1,197,241       13,462,778        4,035,164      126,029,954
Underwriting and acquisition expenses                    833,979          (10,777)       5,487,905        7,661,450
Interest expense                                         711,173          756,986        2,103,337        1,940,548
General and administrative expenses                      418,054          470,994        1,441,972        1,145,151
Incorporation costs                                           --           17,447               --        1,338,035
                                                       ---------     ------------      -----------     ------------
Total losses and expenses                              3,160,447       14,697,428       13,068,378      138,115,138
                                                       ---------     ------------      -----------     ------------
Net income (loss)                                        773,085      (18,756,333)       3,590,341      (15,149,070)
Dividends on Preferred Shares                           (237,500)              --         (712,500)              --
                                                       ---------     ------------      -----------     ------------
Net income (loss) attributable to Common Shares        $ 535,585     $(18,756,333)     $ 2,877,841     $(15,149,070)
                                                       =========     ============      ===========     ============

Basic and diluted net income (loss) per Common
   Share                                               $    0.13     $      (4.60)     $      0.70     $      (3.71)

Comprehensive income (loss):
   Net income (loss)                                   $ 773,085     $(18,756,333)     $ 3,590,341     $(15,149,070)
   Other comprehensive (loss) income:
   Change in unrealized (losses) gains on fixed
    maturity securities, net of reclassification
    adjustments                                         (225,800)         592,237       (1,606,159)         968,339
                                                       ---------     ------------      -----------     ------------
     Comprehensive income (loss)                       $ 547,285     $(18,164,096)     $ 1,984,182     $(14,180,731)
                                                       =========     ============      ===========     ============


                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

                                                                             September 30, 1999          December 31, 1998
                                                                             ------------------          -----------------
ASSETS:
Investments:
  Fixed maturity securities, available for sale                                    $ 86,598,933                  $ 18,306,720
  Balances with independent investment managers                                      27,358,286                    77,197,580
 Equity securities                                                                    7,515,900                             -
                                                                                   ------------                  ------------

                                                                                    121,473,119                    95,504,300
Cash and cash equivalents                                                            19,793,121                    26,152,550
Funds withheld by ceding reinsurer                                                   14,046,837                    16,000,000
Due from independent investment managers                                              3,557,045                    28,106,350
Deferred acquisition costs                                                            1,102,610                     1,147,923
Other assets                                                                          2,931,941                       185,005
Assets held for participating shareholder:
    Cash and cash equivalents                                                            68,357                     2,875,000
    Fixed maturity securities                                                         2,581,537                             -
                                                                                   ------------                  ------------

Total assets                                                                       $165,554,567                  $169,971,128
                                                                                   ============                  ============

LIABILITIES:
Reserves for losses and loss expenses                                              $113,671,068                  $125,191,823
Subordinated notes                                                                   31,350,000                    30,000,000
Other liabilities                                                                     7,888,729                     3,893,611
Liabilities relating to participating shareholder                                     2,649,894                     2,875,000
                                                                                   ------------                  ------------

Total liabilities                                                                   155,559,691                   161,960,434
                                                                                   ------------                  ------------

SHAREHOLDERS' EQUITY:
Preferred Shares, $0.01 par value; 5,000,000 shares authorized,
  100,000 shares issued and outstanding                                                   1,000                         1,000
Participating Preferred Shares, $0.01 par value; 1,000 shares issued
  and outstanding                                                                            10                            10
Common Shares, $0.01 par value; 10,000,000 shares authorized
  4,079,014 shares issued and outstanding                                                40,790                        40,790
Additional paid-in capital                                                           30,864,147                    30,864,147
Provision for dividends on Preferred Shares                                             712,500                             -
Accumulated other comprehensive (loss) income                                        (1,246,373)                      359,786
Retained deficit                                                                    (20,377,198)                  (23,255,039)
                                                                                   -------------                 -------------

Total shareholders' equity                                                            9,994,876                     8,010,694
                                                                                   ------------                  ------------

Total liabilities and shareholders' equity                                         $165,554,567                  $169,971,128
                                                                                   ============                  ============

                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

                                                                                                                Period From
                                                                                Nine Months                   January 27, 1998
                                                                                   Ended                            To
                                                                             September 30, 1999              September 30, 1998
                                                                             ------------------              ------------------
Cash flows from operating activities:
  Net income (loss)                                                               $   3,590,341                  $(15,149,070)
  Adjustments to reconcile net income (loss) to net cash (used)
      provided by operating activities:
      Investment (income) loss related to balances
     with independent investment managers                                           (12,071,848)                   10,951,469
     Realized gains on sales of fixed maturity securities                                     -                       (12,060)
      Amortization on fixed maturity securities                                         (67,114)                      (13,958)
  Changes in assets and liabilities:
    Funds withheld by ceding reinsurer                                                1,953,163                   (15,225,651)
    Reinsurance premium receivable                                                            -                   (11,481,000)
    Deferred acquisition costs                                                           45,313                             -
    Incorporation costs                                                                       -                     1,338,035
    Other assets                                                                     (2,746,938)                     (361,567)
    Reserves for losses and loss expenses                                           (11,520,755)                  121,236,194
    Provision for annuity reinsurance payments                                                -                    10,500,000
    Other liabilities                                                                 5,345,121                     4,091,256
    Assets held for participating shareholder                                          (225,106)                            -
    Liabilities relating to participating shareholder                                   225,106                             -
                                                                                  -------------                  ------------
        Net cash (used) provided by operating activities                            (15,472,717)                  105,873,648
                                                                                  -------------                  ------------

Cash flows from investing activities:
  Proceeds from sales of fixed maturity securities                                      314,748                     1,794,130
  Withdrawals from balances with independent investment managers                    107,542,946                     4,376,820
  Purchases of fixed maturity and equity securities                                 (77,661,906)                  (19,451,165)
  Purchases of investments with independent investment managers                     (21,082,500)                 (141,121,629)
  Incorporation costs                                                                         -                    (1,338,035)
                                                                                  -------------                 -------------
        Net cash provided (used) by investing activities                              9,113,288                  (155,739,879)
                                                                                  -------------                 -------------

Cash flows from financing activities:
  Proceeds from issuance of subordinated notes                                                -                    40,000,000
  Proceeds from issuance of common shares                                                     -                    20,254,947
                                                                                  -------------                 -------------
    Net cash provided by financing activities                                                 -                    60,254,947
                                                                                  -------------                 -------------

(Decrease) increase in cash and cash equivalents                                     (6,359,429)                   10,388,716
Cash and cash equivalents at beginning of period                                     26,152,550                             -
                                                                                  -------------                 -------------
    Cash and cash equivalents at the end of period                                $  19,793,121                 $  10,388,716
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

NOTE E - COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the numerators and denominators used to calculate basic and diluted results per share:


                                                                Three           Three           Nine       Period From
                                                                Months          Months          Months     January 27,
                                                                Ended           Ended           Ended        1998 to
                                                            September 30,   September 30,   September 30,  September 30,
                                                                1999            1998            1999           1998
                                                           --------------   -------------   -------------   ------------
Numerator:
   Net income (loss)                                       $    773,085    $(18,756,333)   $  3,590,341    $(15,149,070)
   Dividends on Preferred Shares                               (237,500)             --        (712,500)             --
                                                              ---------       ---------       ---------       ---------
   Net income (loss) attributable to common shareholders   $    535,585    $(18,756,333)   $  2,877,841    $(15,149,070)
                                                              =========       =========       =========       =========

Denominator:
   Weighted average common shares outstanding                 4,079,014       4,079,014       4,079,014       4,079,014
   Effect of dilutive securities                                  7,559              --           3,354              --
                                                              ---------       ---------       ---------       ---------
   Weighted average common shares outstanding,
     assuming dilution                                        4,086,573       4,079,014       4,082,368       4,079,014
                                                              =========       =========       =========       =========

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


RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 Compared to
Period From January 27, 1998 to September 30, 1998

Underwriting Income. The Company did not earn any premium income from reinsurance contracts during the nine months ended September 30, 1999. Due to excess capacity in the global reinsurance markets and the resulting lack of attractively priced reinsurance programs, the Company did not take on any new reinsurance business during this period. Premiums in the period ended September 30, 1998 were derived primarily from workers' compensation aggregate excess of loss reinsurance assumed from Safety National in the amount of $82.1 million, from the group long-term disability quota share reinsurance assumed from Reliance Standard Life Insurance Company ("RSL") in the amount of $39.8 million and from professional liability aggregate excess reinsurance assumed in the amount of $10.9 million.

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

Underwriting and Other Expenses. Losses and loss expenses for the nine months ended September 30, 1999 were $4.0 million as compared to $126.0 million for the period ended September 30, 1998. Losses and loss expenses in the first nine months of 1999 primarily reflect the accretion of the discounted values of existing reserves. Losses and loss expenses incurred for the period ended September 30, 1998 include the discounted value of the loss portfolios assumed under the reinsurance agreements with Safety National and RSL.

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Underwriting and acquisition expenses totaled $5.5 million for the nine months ended September 30, 1999 as compared to $7.7 million in the period ended September 30, 1998. Underwriting and acquisition expenses in the 1999 period reflect $5.3 million of profit sharing commissions payable under the Safety National and RSL reinsurance agreements for the period from inception through September 30, 1999. Underwriting and acquisition expenses of $7.7 million in the 1998 period include ceding commissions of $4.8 million, profit sharing commissions and other underwriting expenses of $1.6 million and federal excise taxes of $1.3 million related to the reinsurance agreements with Safety National and RSL.

Interest expense and other operating expenses for the nine months ended September 30, 1999 totaled $3.5 million as compared to $3.1 million in the period ended September 30, 1998. This increase primarily reflects a full nine month period of operations in 1999.

Three Months Ended September 30, 1999 Compared to
Three Months Ended September 30, 1998

Underwriting Income. The Company did not earn any premium income from reinsurance contracts during the three months ended September 30, 1999. Due to excess capacity in the global reinsurance markets and the resulting lack of attractively priced reinsurance programs, the Company did not take on any new reinsurance business during this period. Premiums for the quarter ended September 30, 1998 of $12.0 million were derived from professional liability aggregate excess reinsurance and excess workers' compensation reinsurance.

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

Underwriting and Other Expenses. Losses and loss expenses of $1.2 million in the third quarter of 1999 primarily reflect the accretion of the discounted values of existing reserves. Losses and loss expenses of $13.5 million in the third quarter of 1998 reflect a loss reserve provision for the professional liability aggregate excess reinsurance referred to above as well as the accretion of the discounted values of existing reserves.

Underwriting and acquisition expenses totaled $0.8 million in the third quarter of 1999 and are primarily attributable to profit sharing commissions payable under the Safety National and RSL reinsurance agreements.

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

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on January 28, 2000 which disclosed that the Company had rescinded a workers' compensation quota share reinsurance contract with Safety National Casualty Corporation that had been in place since early 1999. The Company's net income attributable to common shares for the first nine months ended September 30, 1999 has been restated to exclude the effects of this contract.

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