Form 10-K405
period 1999-12-31
DELPHI INTERNATIONAL LTD
filed 2000-03-30
CIK 1045275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________to_____________

Commission File Number 333-34829

                            DELPHI INTERNATIONAL LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           BERMUDA                     (441) 295-3688              98-0206924
----------------------------       -----------------------      ----------------
(State or other jurisdiction       (Registrant's telephone      (I.R.S. Employer
      of incorporation                number including           Identification
      or organization)                   area code)                  Number)

CHEVRON HOUSE, 11 CHURCH STREET, HAMILTON, BERMUDA                      HM11
--------------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Shares $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                             Yes  X   No
                                 ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price for the Registrant's Common Shares on March 20, 2000 was $8,818,808. For purposes of this computation, shares held directly or indirectly by directors and officers of the Registrant have been excluded; however, such exclusion does not constitute an admission that such persons are affiliates of the Registrant.

As of March 20, 2000, the Registrant had 4,079,014 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2000 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

This document contains certain forward-looking statements as defined in the Securities Exchange Act of 1934, some of which may be identified by the use of such terms as "expects", "believes", "anticipates", "intends", "judgment" and other similar expressions. These statements are subject to certain uncertainties and contingencies, which could cause actual results to differ materially from those expressed in such statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements".

                                     PART I

ITEM 1. BUSINESS

Delphi International Ltd. (the "Company", which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise), is an insurance holding company engaged through its subsidiary in reinsuring group employee benefit products including group long-term disability and excess workers' compensation insurance, as well as selected liability risks, and providing alternative risk market products. The Company is not authorized to, and does not, conduct its business in the United States.

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

The Company focuses on a long-term investment horizon and seeks above average returns through reinvestment of funds held for reserves. The Company's investment strategy is to focus on the management of its asset and liability durations with the objective of maximizing returns, while concentrating on the preservation of capital, diversification of risk and liquidity of investments. The Company's assets have been primarily allocated to a number of investment managers that utilize different investment strategies and to a special purpose limited liability company, the assets of which are similarly allocated. See "Investments".

REINSURANCE BUSINESS

In 1998, the Company entered into loss portfolio reinsurance agreements with Safety National Casualty Corporation ("Safety National") and Reliance Standard Life Insurance Company ("RSL"), both subsidiaries of Delphi Financial Group, Inc. ("DFG"), an aggregate excess reinsurance agreement with a U.S. domiciled professional liability insurer, and a rent-a-captive transaction.

The excess workers' compensation insurance products of Safety National, which the Company reinsures, provide coverage to employers and groups who self-insure their workers' compensation risks. The coverage applies to losses in excess of the applicable self-insured retentions of employers and groups whose workers' compensation claims are generally handled by third-party administrators. It takes an average of 15 years from the date the claim is incurred to the commencement of claim payments, as payments do not begin until after such self-insured retentions are met. At that point, the payments are primarily for wage replacement, similar to the benefit provided under disability coverage, and medical payments, if any, tend to be stable and predictable. Under the Company's excess workers' compensation reinsurance agreement, the Company provides reinsurance coverage in an aggregate maximum amount of $185.1 million with respect to losses in excess of $590.9 million in the aggregate with respect to claims which had been incurred by Safety National prior to a specified date.

The group long-term disability insurance products of RSL which the Company reinsures provide a specified level of benefits to persons who, because of sickness or injury, are unable to work for a specified period of time. Such benefits generally are paid monthly and typically are limited for any one employee to two-thirds of the employee's earned income up to a specified limit. The Company's group long-term disability reinsurance agreement is a quota share agreement under which the Company reinsures a portion of the ceding company's liabilities for specified disability claims which were outstanding as of the date of the agreement. In 1999, Oracle Re and RSL effected the partial termination of the reinsurance coverage ("recapture") with respect to approximately 35% of the liabilities ceded under this agreement. In this connection, $10.0 million in cash was transferred to RSL, representing the amount of the GAAP reserves recaptured, as of the effective date of the recapture, with respect to the liabilities as to which Oracle Re's reinsurance coverage was terminated. No gain or loss was recognized with regard to the recapture.

The professional liability business reinsured by the Company, which consists of certain lawyers' and accountants' liability coverages, provides coverage to the ceding company for aggregate net losses in excess of $8.5 million on the business reinsured with respect to claims made during specified prior periods. The Company's liability for losses pursuant to such coverage is limited to $16.5 million in the aggregate.

Oracle Re's rent-a-captive programs allow clients to participate in a significant portion of their own loss exposure without the administrative costs and capital commitment necessary to establish and operate their own captive insurance company. A portion of the underwriting profit and investment income produced by the client's rent-a-captive business is returned to the client, creating a direct incentive for the client to engage in loss prevention and loss control and to reduce the overall cost of financing its loss exposures. Oracle Re typically will receive investment, management or other fees for its captive insurance products and services but may also retain a degree of underwriting risk. Oracle Re's existing rent-a-captive business is set up in accordance with its bye-laws and private enabling legislation as a separate and distinct cell and the results of this rent-a-captive program do not affect the operating results of the Company. Accordingly, except for fee income derived from the rent-a-captive business, the Company's financial information does not include such business, which is disclosed in a separate note to the Consolidated Financial Statements.

The Company did not earn any premium income from reinsurance contracts during 1999. The following table sets forth the reinsurance premiums for the period from January 27, 1998 to December 31, 1998:

                 Excess workers' compensation      $ 82,086,000
                 Group long-term disability          39,833,950
                 Professional liability              13,425,000
                                                   ------------
                                                   $135,344,950
                                                   ============

Each of the Company's existing reinsurance agreements involved a one-time payment of reinsurance premium to the Company at inception and does not provide for ongoing premium payments. In the case of the excess workers' compensation reinsurance agreement, the amount paid to the Company was reduced by an advance underwriting cash flow profit commission in the amount of $16.0 million, which was retained and is held by Safety National. The profitability of these reinsurance agreements is affected by, among other things, differences between actual and projected loss experience on the business reinsured and the Company's ability to control administration expenses, as well as the claims administration and reserving practices of the ceding companies. The Company has retained, rather than retroceding to third party reinsurers, substantially all of the risks it has assumed through these reinsurance agreements.

The table below sets forth for the period from January 27, 1998 to December 31, 1998 the loss and expense ratios expressed as a percent of premium on the Company's reinsurance agreements:

                                                                Combined
                                   Loss Ratio   Expense Ratio     Ratio
    Excess workers' compensation       99%           --             99%
    Group long-term disability         91%           13%           104%
    Professional liability            102%           --            102%

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

INVESTMENTS

The Company's investment strategy involves focusing on the management of its asset and liability durations. Since the Company's existing reinsurance agreements generally involve liabilities with long-term durations, the Company has been able to invest its assets in long-term duration investments. The Company's investment objective is to maximize returns while concentrating on the preservation of capital, diversification of risk and liquidity of investments.

The Company's assets have been allocated primarily among a number of investment managers that utilize diverse investment strategies, to a special purpose limited liability company (the "LLC") and, to a lesser extent, to investments in fixed maturity securities. The Company's investment of $75.2 million in the LLC is represented by preferred and common securities. Ninety percent of the Company's investment in the LLC consists of redeemable preferred securities carrying a cumulative fixed dividend of 15.5% per annum. The assets of the LLC are also invested among a number of investment managers. The investment managers' general strategy categories include, among others, diversified hedging, hedged equity, common stock/specialized trading, short selling, risk arbitrage, distressed securities, futures and commodities and foreign securities investing. The managers primarily invest in a variety of marketable securities and other liquid assets. The Company and the LLC have invested in the investment vehicles of the managers, which are generally in the form of a corporation or other limited liability entity, or through managed accounts in which the manager invests directly on behalf of the Company or the LLC. These investments can generally be redeemed on at least an annual basis with many of the managers providing quarterly or more frequent liquidity. At December 31, 1999, the investment by the Company in the preferred securities of the LLC has been included in the carrying value of the Company's fixed maturity securities.

The Company's multi-manager, multi-strategy approach is intended to produce capital appreciation with reduced volatility. The Company's investment portfolio benefited in 1999 from the significant recovery in a number of sectors in the global financial markets. In 1998, the Company's investment portfolio experienced significant negative volatility, due to extreme and adverse conditions affecting a number of sectors in the global financial markets.

For information regarding the composition and diversification of the Company's investment portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investments and Market Risk" and Notes A, B, C and F of the Notes to the Consolidated Financial Statements.

The following table sets forth, for the periods indicated, the Company's investment results:

                                                                Period from
                                             Year ended     January 27, 1998 to
                                            December 31,        December 31,
                                                1999                1998
                                                ----                ----
   Average investments (1) ..............   $135,990,542       $121,750,773
   Net investment income (loss) (2) .....     22,286,339        (16,413,875)
   Weighted average annual yield (3) ....           16.4%             (13.5)%
   Net realized investment (losses) gains   $   (138,815)      $    310,630

(1) Average investments are computed by dividing total investments, which includes investments, cash and cash equivalents, and proceeds receivable from independent investment managers, at the beginning of the period, or the initial cost of investments in the case of the period ended December 31, 1998, plus the individual quarter end balances by five and deducting one-half of investment income.

(2) Consists primarily of interest and dividend income, less investment expenses and, with respect to independent investment managers accounted for under the equity method, earnings and unrealized gains and losses.

(3) The weighted average annual yield on the Company's investment portfolio for each period is computed by dividing net investment income (exclusive of realized and unrealized gains and losses on fixed maturity securities) by average investments for the period.

RESERVES FOR LOSSES AND LOSS EXPENSES

The Company carries as liabilities its share of actuarially determined reserves for estimated losses and loss expenses pursuant to its reinsurance agreements. Reserves for loss expenses represent the estimated probable costs of investigating the related claims and, when necessary, defending lawsuits in connection with those claims. Reserves for losses and loss expenses are estimated based on individual loss data, historical loss data and industry averages and indices and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, the ultimate liability could deviate from the amounts currently reflected in the Company's Consolidated Financial Statements. The Company's Bermuda statutory reserves are equal to its GAAP reserves.

The following table provides a reconciliation of beginning and ending gross and net reserves for losses and loss expenses related to the Company's property-casualty reinsurance agreements for the periods indicated:

                                                                                  Period From
                                                                 Year Ended    January 27, 1998
                                                                December 31,    to December 31,
                                                                    1999              1998
                                                                    ----              ----
Reserves for losses and loss expenses, beginning of period      $95,159,629       $      --
  Incurred losses and loss expenses:
    Current year .........................................             --          95,159,629
    Prior year (1) .......................................        4,398,533              --
  Paid losses and loss expenses:
    Current year .........................................             --                --
    Prior years ..........................................       (4,024,754)             --
                                                                -----------       -----------
Reserves for losses and loss expenses, end of period .....      $95,533,408       $95,159,629
                                                                ===========       ===========

     (1) Incurred losses and loss expenses related to prior years primarily reflects the accretion of the discounted values of reserves.

Reserves for losses and loss expenses relating to retrospectively written property-casualty reinsurance agreements have been discounted to reflect the time value of money in accordance with industry practices. The effects of the discount to reflect the time value of money have been removed from the loss development table which follows in order to present the gross loss development. This discount totaled $113.4 million and $107.6 million at December 31, 1998 and 1999, respectively. During 1999, $5.8 million of the discount on reserves was amortized and no discount was accrued. The loss development table below illustrates the development of the Company's property-casualty reserves for 1998 and 1999.

                                                      December 31,
                                              ---------------------------
                                                  1998           1999
                                              ------------   ------------
      Reserves for losses and loss expenses   $208,597,671   $203,173,866
      Cumulative amount of liability paid:
        One year later ....................      4,024,754
      Liability reestimated as of:
        One year later ....................    203,173,866
      Cumulative redundancy ...............      5,423,805

The "Reserves for losses and loss expenses" line of the table above shows the estimated reserve for losses and loss expenses recorded at the end of each of the periods indicated. These liabilities represent the estimated amount of losses and expenses for claims that are unpaid at the end of each period. The "Cumulative amount of liability paid" line of the table represents the cumulative amounts paid with respect to the liability previously recorded as of the end of each succeeding period. The "Liability reestimated" line of the table shows the reestimated amount relating to the previously recorded liability and is based upon experience as of the end of each succeeding period. This estimate is either increased or decreased as additional information about the frequency and severity of claims for each period becomes available and is reviewed. The Company periodically reviews the estimated reserves for claims and claim expenses and any changes are reflected currently in earnings for each period. The Company has not experienced significant adverse deviations from its assumptions. The "Cumulative redundancy" line of the table represents the aggregate change in the estimated claim reserve liabilities from the dates indicated through December 31, 1999.

COMPETITION

The reinsurance industry is highly competitive. Oracle Re competes with other Bermuda and non-Bermuda based reinsurers, many of which have greater financial, marketing and management resources and longer operating histories, and it may compete with new market entrants in the future. Competition in the types of reinsurance that Oracle Re intends to underwrite is based on many factors. These include the perceived financial strength of the reinsurer, pricing and other terms and conditions offered, services provided, ratings assigned by independent rating organizations, including A.M. Best Company, speed of claims payment and reputation and experience in the line of reinsurance to be written. Neither Oracle Re nor the Company is rated by A.M. Best Company or by any other insurance or credit rating agency and is not expected to receive a rating until at least five consecutive years of representative operating performance has been accumulated.

At the present time, substantial excess capacity exists in the global reinsurance marketplace, resulting in downward pressure on reinsurance pricing. The Company has not competed for reinsurance business in instances where it did not perceive a reasonable prospect of underwriting profit.

REGULATION

BERMUDA

The business of Oracle Re is regulated by the Insurance Act 1978 (as amended by the Insurance Amendment Act 1995) and related regulations (the "Act"). The Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants the Minister of Finance (the "Minister") powers to supervise, investigate and intervene in the affairs of insurance companies. The Act provides for four classes of insurance companies. Oracle Re has been designated a Class 3 insurer, which is the designation requiring capital and surplus in excess of $1.0 million, and as a long-term insurer, which permits the Company to reinsure life insurance and annuity business. Each registered insurer must appoint an independent auditor to audit and report on the Statutory Financial Statements and Statutory Financial Return on an annual basis. The independent auditor must be approved by the Minister. Each Class 3 insurer must appoint a loss reserve specialist, who must also be approved by the Minister, to review and report on the loss reserves of the insurer on an annual basis. Class 3 companies are required to file their Statutory Financial Return and Statutory Financial Statements with the Registrar of Companies in Bermuda, who is the chief administrative officer under the Act, no later than four months from the insurer's fiscal year end. The Statutory Financial Return includes, among other matters, the report of the approved independent auditor, the actuarial opinion on loss reserves prepared by the approved loss reserve specialist, a declaration of statutory ratios and a solvency certificate. Both the declaration of statutory ratios and the solvency certificate must be signed by at least two directors of the insurer.

The Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin which varies with the class of the insurer and the insurer's net premiums written and loss reserve level. The Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Oracle Re maintains significant investments in the investment vehicles of certain investment managers and in the preferred and common securities of the LLC, the assets of which are invested in similar vehicles. These investments are not assets regarded automatically as relevant assets, as defined in the Act. Oracle Re has, however, received approval from the Minister to treat its investments in these vehicles and in the LLC as relevant assets on the basis that their underlying financial strength is sustained by assets that are relevant assets under the Act.

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

EMPLOYEES

The Company and its subsidiaries employed one person at December 31, 1999.

OTHER SUBSIDIARIES

The Company conducts certain of its investment management activities through its wholly-owned subsidiary, O.R. Investments Ltd.

OTHER TRANSACTIONS

PARTICIPATING SHAREHOLDER DIVIDEND

A dividend of $1.0 million on the Company's participating preferred shares, which were issued by the Company in connection with a rent-a-captive program, was declared and paid in November 1999 from the surplus available in the rent-a-captive program.

RIGHTS OFFERING AND OTHER FINANCING

In January 1998, the Company issued to each stockholder of DFG rights to acquire up to 2,039,507 of the Company's Common Shares at $10.25 per share. These shares were effectively fully subscribed, with the shares not initially being taken up by stockholders of DFG having been subscribed for by standby purchasers of the rights offering. The Company received net proceeds of $20.9 million from the offering. A two for one stock split was distributed in June 1998, increasing shares outstanding from 2,039,507 to 4,079,014. In addition to the capital raised by the rights offering, DFG and certain of its subsidiaries purchased from the Company during 1998 $40.0 million in aggregate principal amount of 9% subordinated notes due 2028 (the "Subordinated Notes"). In December 1998, DFG sold $10.0 million in aggregate principal amount of the Subordinated Notes to an unrelated third party. Pursuant to the terms of the Subordinated Notes, interest of $2.8 million due on such notes has been paid in 1999 by the issuance of additional Subordinated Notes in lieu of cash payments.

In December 1998, in a private placement to an unrelated third party, the Company issued 100,000 Series A Preferred Shares, $0.01 par value, in exchange for $10.0 million in aggregate principal amount of the Subordinated Notes. The Series A Preferred Shares are non-voting and are entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, a cumulative dividend of 9.5% per annum on the shares' issue price, payable in cash or in additional Series A Preferred Shares or a combination thereof, and are redeemable at $100 per share. On December 31, 1998, the Company issued 1,000 Participating Preferred Shares, $0.01 par value, for proceeds of $1,000 in connection with the establishment of a rent-a-captive program.

LETTER OF CREDIT AGREEMENTS

In January 1998, Oracle Re entered into a letter of credit agreement (the "LOC Agreement") with a group of banks led by the Bank of America National Trust and Savings Association. The purpose of such agreement is to permit Oracle Re to obtain letters of credit from time to time for the benefit of U.S. insurers that cede reinsurance to Oracle Re. Since Oracle Re is not admitted to do business in the United States, it is necessary that Oracle Re provide collateral security meeting certain U.S. regulatory requirements in order for a U.S. insurer which cedes reinsurance to Oracle Re to receive credit on its statutory financial statements for such reinsurance. A U.S. insurer will typically require that such collateral security be provided in connection with its cession of reinsurance to a non-admitted company such as Oracle Re. Oracle Re's existing reinsurance agreements require that letters of credit be maintained in favor of the respective ceding companies in order to secure Oracle Re's obligations thereunder. Under the LOC Agreement, the banks have committed to provide letters of credit in the aggregate maximum amount of $120.0 million. Presently, letters of credit totaling $94.2 million are outstanding under such agreement and Oracle Re has separately obtained an additional letter of credit in an outstanding amount of $12.5 million as security in connection with existing reinsurance agreements. The banks' commitments under the LOC Agreement will expire in January 2002, and there can be no assurance that these commitments will be renewed on similar terms at such time, or that the banks will increase their maximum commitment under the LOC Agreement to facilitate the expansion of Oracle Re's business.

The LOC Agreement contains a number of requirements relating to the provisions by Oracle Re of collateral security to the banks and covenants relating to Oracle Re's business and finances. Outstanding letters of credit must be secured by the pledge of investments by Oracle Re to the banks, with varying levels of excess collateral required depending on the asset type pledged. Where the collateral pledged consists of interests in investment vehicles of investment managers, the primary type of asset pledged, the value of such collateral on a mark-to-market basis must generally equal at least 145% of the outstanding letters of credit. The LOC Agreement also contains, among other covenants, limitations on the incurrence of liens, indebtedness and contingent obligations by Oracle Re, statutory surplus maintenance requirements as to Oracle Re, diversification and liquidity requirements as to Oracle Re's investment portfolio and restrictions on dividends to the Company by Oracle Re. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". At December 31, 1999, Oracle Re was in compliance in all material respects with such requirements and covenants.

INVESTMENT ADVISORY AGREEMENT

The allocation of the Company's assets among various investment strategies and among particular investment managers within the strategies is performed by Acorn Advisory Capital L.P. (the "Investment Advisor") pursuant to an investment advisory agreement (the "Investment Advisory Agreement "). This agreement provides for the payment to the Investment Advisor of a fee equal to 50 basis points of assets under management. The Investment Advisor has waived the fee to date under the Investment Advisory Agreement and may continue to waive future fees, although there can be no assurance that it will do so. In addition, the Investment Advisory Agreement allows the Investment Advisor to defer payment of its fees, although there can be no assurance that it will do so. The agreement has been renewed through December 31, 2000. Termination is subject to notice given at least 60 days prior to the end of the then-current term by either the Company or the Investment Advisor. Mr. Rosenkranz, Chairman of the Board of Directors of the Company and Oracle Re, may be deemed to be the beneficial owner of substantially all of the Investment Advisor.

AGREEMENT WITH INTERNATIONAL ADVISORY SERVICES LTD.

The Company has engaged International Advisory Services Ltd. ("IAS") to provide certain management and administrative services to the Company. These services include underwriting support and administration, preparation of financial statements, liaison with auditors, legal advisors and other service providers, together with such other duties as may be agreed upon. David Ezekiel, Vice President and a director of the Company and Oracle Re, is the President and Managing Director of IAS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The table below sets forth the names, ages and titles of the members of the Board of Directors and Executive Officers with the Company.

Name                   Age   Position with the Company
----                   ---   -------------------------
Robert Rosenkranz       57   Chairman of the Board
Colin O'Connor          52   President, Chief Executive Officer and Director
David Ezekiel           51   Vice President and Director
Nicolas G. Trollope     52   Secretary and Director
Edward A. Fox           63   Director
Harold F. Ilg           52   Director
Charles P. O'Brien      63   Director
Lewis S. Ranieri        53   Director
Thomas L. Rhodes        60   Director
Robert M. Smith, Jr.    48   Director

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

MR. O'CONNOR has served as President, Chief Executive Officer and Director of each of the Company and Oracle Re since their inception in September 1997. Mr. O'Connor served as President of Belvedere Insurance Company Ltd for more than five years. Mr. O'Connor is a director of Lombard Odier International Trust (Bermuda) Ltd and Midlands Management Corp.

MR. EZEKIEL has served as Vice President and Director of each of the Company and Oracle Re since their inception in September 1997. Mr. Ezekiel is the President and Managing Director of IAS, a Bermuda domiciled and licensed insurance management company. Prior to founding IAS, Mr. Ezekiel was a partner with the accounting firm of Moore, Stephens & Butterfield, the Bermuda arm of KPMG.

MR. TROLLOPE has served as Secretary and Director of each of the Company and Oracle Re since their inception in September 1997. Mr. Trollope is a partner with the law firm of Conyers Dill & Pearman, Hamilton, Bermuda, which he joined in 1975. Mr. Trollope is a director and officer of numerous Bermuda exempted companies for which Conyers Dill & Pearman acts as legal counsel and for which its associated company, Codan Services Ltd, provides corporate administrative services.

MR. FOX has served as Director of each of the Company and Oracle Re since their inception in September 1997. Mr. Fox has served as Chairman of the Board of SLM Holding Corp. since August 1997 and is currently a director of New England Life Insurance Company and Greenwich Capital Management and is Non-Executive Chairman of Eldorado Bancshares, Inc. From May 1990 until September 1994, Mr. Fox was the Dean of the Amos Tuck School of Business Administration at Dartmouth College, and from April 1973 until May 1990, he was President and Chief Executive Officer of the Student Loan Marketing Association. In addition, Mr. Fox is a director of DFG.

MR. ILG has served as a Director of each of the Company and Oracle Re since their inception in September 1997. Mr. Ilg has served as Chairman of the Board of Safety National since January 1999 and as President and Chief Executive Officer of RSL since April 1999. Prior to January 1999, Mr. Ilg served as Vice-Chairman of the Board of Safety National, where he has been employed in various capacities since 1978. Mr. Ilg also serves as a director of RSL and as President, Chief Executive Officer and a director of First Reliance Standard Life Insurance Company and Reliance Standard Life Insurance Company of Texas.

MR. O'BRIEN has served as a Director of each of the Company and Oracle Re since their inception in September 1997. Mr. O'Brien has served as Chairman Emeritus of RSL since April 1999, when he retired from the position of President and Chief Executive Officer of RSL, in which capacity he had served since August 1976. Mr. O'Brien has been Senior Vice President of Pennsylvania Merchant Group since November 1999. Mr. O'Brien also serves as a director of DFG, RSL, First Reliance Standard Life Insurance Company and Reliance Standard Life Insurance Company of Texas.

MR. RANIERI has served as a Director of the Company since its inception in September 1997. Mr. Ranieri is currently Chairman and Chief Executive Officer of Ranieri & Co., Inc. and oversees Hyperion Partners L.P. and Hyperion Partners II L.P. (collectively, "Hyperion"), funds created to invest in the financial services, housing and real estate industries. As part of his responsibilities with Hyperion, Mr. Ranieri serves as Vice-Chairman of Hyperion Capital Management, Inc., a New York-based money management firm specializing in mortgage-backed securities, as Chairman, Director and/or Trustee of several closed-end investment companies advised by Hyperion Capital Management, Inc., as Chairman and a director of Bank United Corp. and a director of Bank United, a Houston-based savings and loan institution. Mr. Ranieri also serves on the compensation committee for both Bank United entities and as a director of DFG.

MR. RHODES has served as a Director of each of the Company and Oracle Re since their inception in September 1997. Mr. Rhodes has been President of National Review since November 1992, where he has also served as a director since 1988. From 1987 to November 1992, Mr. Rhodes was a partner of Goldman, Sachs & Co., New York, NY. Mr. Rhodes is Chairman and a director of Asset Investors Corporation and Vice-Chairman and a director of Commercial Assets, Inc. Mr. Rhodes is a director of Apartment Investment and Management Company, The Lynde and Harry Bradley Foundation, DFG and RSL.

MR. SMITH has served as a Director of each of the Company and Oracle Re since their inception in September 1997. Mr. Smith has served as Executive Vice President of DFG since November 1999 and previously served as Vice President of DFG since July 1994. Prior to joining DFG, Mr. Smith served as Director, Investment Banking for Merrill Lynch & Company in New York, NY. Mr. Smith is a director of DFG, RSL, First Reliance Standard Life Insurance Company, Reliance Standard Life Insurance Company of Texas and Safety National.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

The closing price for the Company's Common Shares was $3 13/16 on March 20, 2000. There were approximately 700 holders of record of the Company's Common Shares as of March 20, 2000.

The following table sets forth the high and low closing prices for the Company's Common Shares for the periods indicated. The Company's Common Shares are traded on the NASDAQ National Market System under the symbol DLTDF. Prior to August 13, 1998, the Company's Common Shares were quoted on the National Association of Securities Dealers, Inc.'s Electronic Bulletin Board under the symbol DPHIF.

                            HIGH          LOW
                            ----          ---
1999: First Quarter       $ 8 7/16     $ 5 5/16
      Second Quarter        7            4 5/8
      Third Quarter         6 7/16       5 5/16
      Fourth Quarter        6 7/16       3 17/32

1998: First Quarter        13 7/8        7 1/2
      Second Quarter       20           12 1/4
      Third Quarter        19            8 1/4
      Fourth Quarter        8 15/16      6 1/4

No cash dividends have been declared or paid on the Common Shares. The Board of Directors of the Company does not intend to pay cash dividends on the Common Shares in the foreseeable future but intends to retain any earnings for use in the operations of the Company's business.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes.

                                                                      PERIOD FROM
                                                     YEAR ENDED    JANUARY 27, 1998
                                                    DECEMBER 31,    TO DECEMBER 31,
INCOME STATEMENT DATA:                                  1999             1998
                                                        ----             ----
Premiums written:
  Excess workers' compensation                     $        --      $  82,086,000
  Group long-term disability                                --         39,833,950
  Professional liability                                    --         13,425,000
                                                   -------------    -------------
                                                            --        135,344,950
Premiums ceded                                              --            (37,500)
                                                   -------------    -------------
  Premiums earned                                           --        135,307,450
Underwriting fees                                         30,089             --
Net investment income (loss)                          22,286,339      (16,413,875)
Net realized loss (gain) on investments                 (138,815)         310,630
                                                   -------------    -------------
                                                      22,177,613      119,204,205
Losses and expenses                                   16,567,964      142,459,244
                                                   -------------    -------------
  Net income (loss)                                    5,609,649      (23,255,039)
Provision for dividend on preferred shares              (950,000)            --
                                                   -------------    -------------
Net income (loss) attributable to Common Shares    $   4,659,649    $ (23,255,039)
                                                   =============    =============
Basic and diluted income (loss) per Common Share   $        1.14    $       (5.70)
Weighted average Common Shares outstanding             4,081,530        4,079,014


                                               DECEMBER 31,         DECEMBER 31,
BALANCE SHEET DATA:                                1999                 1998
                                                   ----                 ----
Total assets                                   $166,376,967         $169,971,128
Subordinated notes                               32,760,750           30,000,000
Shareholders' equity                             11,712,579            8,009,694

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is an analysis of the results of operations and financial condition of the Company. This analysis should be read in conjunction with the Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to
Period From January 27, 1998 to December 31, 1998

Underwriting Income. The Company did not earn any premium income from reinsurance contracts during the year ended December 31, 1999. Due to excess capacity in the global reinsurance markets and the resulting lack of attractively priced reinsurance programs, the Company did not take on any new reinsurance business during the year, other than a quota share reinsurance contract entered into with SNCC in early 1999 which was rescinded in January 2000 and thus is excluded from the Company's financial results. Premiums in the period ended December 31, 1998 were derived primarily from workers' compensation aggregate excess of loss reinsurance assumed from Safety National in the amount of $82.1 million, from the group long-term disability quota share reinsurance assumed from RSL in the amount of $39.8 million and from professional liability aggregate excess reinsurance assumed in the amount of $13.4 million.

Net Investment Income (Loss). Net investment income for the year ended December 31, 1999 was $22.3 million as compared to a net investment loss of $16.4 million for the period ended December 31, 1998. Investment results during these periods are primarily derived from investment vehicles of independent investment managers, which are accounted for under the equity method, with earnings and losses included in net investment income, and from preferred dividends from the LLC, the assets of which are similarly invested with independent investment managers. The managers' investment gains in 1999 primarily resulted from a recovery in numerous sectors of the global financial markets, which impacted positively upon the performance of the investment portfolios. The managers' investment losses in the 1998 period were primarily the result of extreme and adverse conditions affecting a number of sectors in the global financial markets.

Underwriting and Other Expenses. Losses and loss expenses for the year ended December 31, 1999 were $5.5 million as compared to $131.4 million for the period ended December 31, 1998. Losses and loss expenses in 1999 primarily reflect the accretion of the discounted values of existing reserves. Losses and loss expenses incurred for the period ended December 31, 1998 include the discounted value of the loss portfolios assumed under the reinsurance agreements with Safety National and RSL and provisions for loss and loss expenses for the professional liability aggregate excess reinsurance agreement. Underwriting and acquisition expenses totaled $6.3 million for the year ended December 31, 1999 as compared to $5.2 million for the period ended December 31, 1998. Underwriting and acquisition expenses in 1999 include $6.1 million of profit sharing commissions payable under the Safety National and RSL reinsurance agreements for the period from inception through December 31, 1999. Underwriting and acquisition expenses in the period ended December 31, 1998 include ceding commissions of $4.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liquidity needs at the holding company level include funding operating expenses, the repayment of incorporation expenses paid by DFG and interest payments on the Subordinated Notes. At the Company's option, the Company may pay interest on the Subordinated Notes in additional Subordinated Notes in lieu of cash payments during any five-year period. In 1999, the Company elected to pay $2.8 million of interest due on the Subordinated Notes by the issuance of additional Subordinated Notes with an aggregate principal amount of $2.8 million. As of December 31, 1999, the Company had $14.2 million in financial assets at the holding company level. The Company's other source of liquidity at the holding company level consists of dividends from Oracle Re. Dividend payments by the Company's insurance subsidiary to the Company are subject to certain Bermuda regulatory restrictions as well as contractual restrictions. Under the LOC Agreement, dividends by Oracle Re in any fiscal year may generally not exceed the greater of (a) 50% of Oracle Re's statutory net income for the preceding fiscal year and (b) the lesser of (i) $3,000,000 and
(ii) Oracle Re's statutory net income for the preceding fiscal year. See "Business - Regulation - Bermuda."

The principal liquidity requirement of the Company's insurance subsidiary, Oracle Re, in addition to funding operating expenses, is the fulfillment of the obligations under its reinsurance agreements. The primary source of funding for these obligations, in addition to operating earnings, is the net cash flow from the investments included in Oracle Re's investment portfolio. Each of the Company's existing reinsurance agreements involved a one-time payment to Oracle Re at inception and does not provide for ongoing reinsurance premiums. In 1999, Oracle Re and RSL effected the recapture of approximately 35% of the group long term disability liabilities ceded to Oracle Re under its quota share reinsurance agreement with RSL. In connection with such recapture, $10.0 million in cash, the amount of the reserves recaptured, was transferred to RSL.

In addition to Oracle Re's current liquidity requirements, Oracle Re is required to provide collateral security with respect to letters of credit outstanding under the LOC Agreement and otherwise. Under the LOC Agreement, depending on the type of collateral pledged, the collateral maintenance requirement is equal to up to 145% of the amount of the outstanding letters of credit. See "Other Transactions - Letter of Credit Agreement." In the event that sufficient collateral cannot be maintained relative to these requirements, Oracle Re may be required to negotiate with its reinsureds to reduce the size of the reinsurance transactions, thereby decreasing the amounts of letters of credit and related collateral requirements under the LOC Agreement. Moreover, if Oracle Re were unable to furnish sufficient collateral or otherwise were to fail to satisfy any covenant or requirement under the LOC Agreement, it may be required to liquidate all or a substantial portion of its investment portfolio or otherwise secure its obligations under its reinsurance agreements, which would likely have a material adverse effect on the business and operations of the Company.

The Company believes that the sources of funding available at the holding company and insurance subsidiary levels, respectively, will be adequate to satisfy on both a short-term and long-term basis the companies' applicable liquidity requirements.

Investments and Market Risk. At December 31, 1999, the Company has allocated $102.5 million, or 86.1% of the Company's investment portfolio, among a number of investment managers that utilize diverse investment strategies and to investments in the LLC, the assets of which are invested among similar investment managers. Ninety percent of the Company's investment in the LLC consists of redeemable preferred securities carrying a cumulative fixed dividend of 15.5%. The ability of the LLC to meet its dividend payment requirements depends on the performance of the investment vehicles of the independent investment manager with which it invests its assets and the frequency with which the LLC can withdraw its investments in such vehicles. The investment managers' general strategy categories include, among others, diversified hedging, hedged equity, common stock/specialized trading, short selling, risk arbitrage, distressed securities, futures and commodities and foreign securities investing. The managers primarily invest in a variety of marketable securities and other liquid assets. The Company has invested, and the LLC also invests, in the investment vehicles of the managers, which are generally in the form of a corporation or other limited liability entity, or through managed accounts in which the manager invests directly on behalf of the Company or the LLC, as applicable. The investments in substantially all of these investment vehicles can be redeemed on at least an annual basis with many of the managers providing quarterly or more frequent liquidity.

Aside from the Company's investment in preferred securities of the LLC, 13.9% of the Company's investment portfolio at December 31, 1999 was invested in fixed maturity securities, which had a weighted average credit rating of "AAA" as rated by Standard & Poor's Corporation. At December 31, 1999, 93% of the Company's fixed maturity securities portfolio other than such preferred securities consisted of mortgage-backed securities. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company's fixed maturity investments subject it to risks resulting from changes in interest rates. If interest rates were to increase by 10% from their December 31, 1999 levels, the fair value of the Company's fixed maturity investments, other than the preferred securities of the LLC, would decline by approximately $1.0 million as compared to a decline of approximately $0.6 million at December 31, 1998. This analysis incorporates numerous assumptions and estimates and assumes no changes in the Company's investment portfolio in reaction to such interest rate changes. Consequently, the results of this analysis will likely be different from the actual changes experienced under given interest rate scenarios and those differences may be material.

The Company's Subordinated Notes were issued at a fixed interest rate. A hypothetical 10% decrease in market interest rates would cause a corresponding $2.1 million increase in the fair value of the Company's fixed rate corporate debt as compared to an increase of $1.9 million at December 31, 1998.

IMPACT OF YEAR 2000

The Year 2000 issue relates to whether computer systems will properly recognize date-sensitive information in years subsequent to 1999. All of the Company's computer related systems are furnished by its third party administrative services provider, a substantial and reputable firm which provides similar services to other Bermuda based insurance companies. Computer systems of third parties may also have a significant impact on the Company's operations, such as those of investment managers and ceding insurers. The Company has not experienced any significant disruptions of business operations related to the Year 2000 issue to date and believes that the risk of any such disruption in the future is low, although no assurance can be given in this regard. It is possible, however, that Year 2000 problems that are not currently apparent may arise in the future. No material costs relating to the Year 2000 issue were incurred by the Company.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In connection with and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions its readers regarding certain forward-looking statements in the foregoing discussions and elsewhere in this Form 10-K and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," or "judgment." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include changes in global economic and financial conditions and markets, the Company's investment strategy and implementation thereof, the performance of the Company's investment portfolio, competitive conditions in the global reinsurance markets, the ability of the Company to generate new business opportunities and submissions and changes in insurance or other laws and regulations or governmental interpretations thereof. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.

ITEM 7A. MARKET RISK DISCLOSURE

The information required by Item 7A is included in this Form 10-K under the heading "Investments and Market Risk" beginning on page 11 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in this Form 10-K beginning on page 16 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference, and in Item 4A in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders, under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

The information required by Item 12 is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders, under the caption "Voting Securities and Principal Holders Thereof" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders, under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The response to this portion of Item 14 is submitted as a separate section of this report (see page 17 of this Form 10-K).

(b) No reports on Form 8-K were filed during the fourth quarter of 1999. A Form 8-K restating the Company's Consolidated Statements of Income for each of the first three quarters of 1999 was filed in January 2000.

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

         10.2     Form of Reinsurance Agreement between Oracle Reinsurance
                  Company Ltd. and Reliance Standard Life Insurance Company (1)

         10.3     Form of Reinsurance Agreement between Oracle Reinsurance
                  Company Ltd. and Safety National Casualty Corporation (1)

         10.4     Form of Investment Advisory Agreement between Oracle
                  Reinsurance Company Ltd. and Acorn Advisory Capital L.P. (1)

         10.5     Description of Oral Employment Agreement with Colin O'Connor
                  (Exhibit 10.7) (1)

         10.6 Letter of Credit Agreement, dated as of January 27, 1998, among Oracle Reinsurance Company Ltd., Bank Of America
                  National Trust and Savings Association, as Agent and L/C
                  Administrator, The Bank of New York, as co-agent, Deutsche
                  Bank AG, as co-agent, Dresdner Bank AG, New York branch, as co-agent and Fleet National Bank, as co-agent, and the other financial institutions party thereto (1)

         10.6(a)  First Amendment to Letter of Credit Agreement, dated as of
                  July 1, 1999, among Oracle Reinsurance Company Ltd., Bank of
                  America National Trust and Savings Association, as Agent and
                  L/C Administrator, The Bank of New York, as co-agent, Deutsche
                  Bank AG, as co-agent, Dresdner Bank AG, New York branch, as co-agent and Fleet National Bank, as co-agent, and the other financial institutions party thereto (2)

         11.1     Computation of Results per Common Share (3)

         21.1     Subsidiaries of the Registrant (4)

         24.1     Powers of Attorney (4)

         27       Financial Data Schedule  (4)

----------

         (1) Incorporated herein by reference to the designated exhibit to the Company's Form S-1 dated December 30, 1997.

         (2) Incorporated herein by reference to the designated exhibit attached to the Company's Form 10-Q filed November 12, 1999.

         (3) Incorporated herein by reference to Note J to the Consolidated Financial Statements included elsewhere herein.

         (4)      Filed herewith.

(d) The following consolidated financial statement schedules of Delphi International Ltd. and subsidiaries are included under Item 8 and are presented beginning on page 31 of this Form 10-K.

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

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Delphi International Ltd.

                                            By: /S/ COLIN O'CONNOR
                                                ------------------
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                        Capacity                                Date
----                                        --------                                ----
      /S/     COLIN O'CONNOR                President and Chief Executive Officer
-----------------------------------------   (Principal Executive Officer)           March 28, 2000
             (Colin O'Connor)

                    *                       Director                                March 28, 2000
-----------------------------------------
             (Edward A. Fox)


                    *                       Director                                March 28, 2000
-----------------------------------------
             (Harold F. Ilg)

                    *                       Director                                March 28, 2000
-----------------------------------------
          (Charles P. O'Brien)

                    *                       Director                                March 28, 2000
-----------------------------------------
           (Lewis S. Ranieri)


                    *                       Director                                March 28, 2000
-----------------------------------------
           (Thomas L. Rhodes)


                    *                       Chairman of the Board                   March 28, 2000
-----------------------------------------   Director
          (Robert Rosenkranz)

                    *                       Director                                March 28, 2000
-----------------------------------------
         (Robert M. Smith, Jr.)


                    *                       Director                                March 28, 2000
-----------------------------------------
           (Nicolas G. Trollope)


     /S/      DAVID EZEKIEL                 Vice President and Director             March 28, 2000
-----------------------------------------   (Principal Accounting and
             (David Ezekiel)                Financial Officer)

* BY         Colin O'Connor
-----------------------------------------
            Attorney-in-Fact

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      Net Income
                                                                          Per
                                                                        Common
                                          Revenues      Net Income       Share
                                          --------      ----------       -----
1999: First Quarter                        $3,335         $  836         $0.15
      Second Quarter                        9,391          1,982          0.43
      Third Quarter                         3,933            773          0.13
      Fourth Quarter                        5,519          2,019          0.44

                                                                      Net Income
                                                                      (Loss) Per
                                                        Net Income      Common
                                         Revenues         (Loss)         Share
                                         --------         ------         -----
1998: First Quarter                      $128,415        $  2,824       $ 0.69
      Second Quarter                       (1,390)            783         0.19
      Third Quarter                        (4,059)        (18,756)       (4.60)
      Fourth Quarter                       (3,762)         (8,106)       (1.99)

Computations of earnings or loss per share for each quarter are made independently of earnings or loss per share for the year. Due to the transactions affecting the weighted average number of shares outstanding in each quarter and due to the uneven distribution of earnings and losses during the year, the sum of quarterly earnings or loss per share does not necessarily equal the earnings or loss per share for the year.

Reporting the results of operations on a quarterly basis requires the use of numerous estimates throughout the year, primarily in the computation of insurance reserves and investment fair values. It is the Company's practice to review estimates at the end of each quarter and, if necessary, make appropriate adjustments, with the effect of these adjustments being reported in current operations. Only at year-end is the Company able to assess the accuracy of its previous quarterly estimates. The Company's fourth quarter results include the effect of the difference between previous estimates and actual year-end results. Therefore, the results of an interim period may not be indicative of the results of the entire year.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                             Page
                                                                             ----
Audited Consolidated Financial Statements of Delphi
  International Ltd. and Subsidiaries

    Report of Independent Auditors ........................................   18

    Consolidated Statements of Income (Loss) and Comprehensive Income
    (Loss) - Year ended December 31, 1999 and the Period from January 27,
    1998 to December 31, 1998 .............................................   19

    Consolidated Balance Sheets - December 31, 1999 and 1998 ..............   20

    Statement of Changes in Shareholders' Equity -
    Year ended December 31, 1999 and the Period from January 27, 1998
    to December 31, 1998 ..................................................   21

    Consolidated Statements of Cash Flows -
    Year ended December 31, 1999 and the Period from January 27, 1998
    to December 31, 1998 ..................................................   22

    Notes to Consolidated Financial Statements ............................   23

The following Consolidated Financial Statement Schedules of Delphi
  International Ltd. and Subsidiaries are included under Item 14(d):

    Schedule I, Summary of Investments Other Than Investments in
      Related Parties .....................................................   31

    Schedule II, Condensed Financial Information of Registrant ............   32

    Schedule VI, Supplemental Information Concerning Property-Casualty
      Insurance Operations ................................................   36

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Delphi International Ltd.


We have audited the accompanying consolidated balance sheets of Delphi International Ltd. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income (loss) and comprehensive income
(loss), changes in shareholders' equity and cash flows for the year ended December 31, 1999 and for the period from January 27, 1998 to December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(d). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi International Ltd. and subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the year ended December 31, 1999 and the period from January 27, 1998 to December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Hamilton, Bermuda                           /S/ ERNST & YOUNG
February 28, 2000

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                   Period From
                                                               Year Ended      January 27, 1998 to
                                                           December 31, 1999    December 31, 1998
                                                           -----------------   -------------------
Revenue:

Premiums written                                              $       --          $ 135,344,950
Premiums ceded                                                        --                (37,500)
                                                              ------------        -------------
Premiums earned                                                       --            135,307,450
Underwriting fees                                                   30,089                 --
Net investment income (loss)                                    22,286,339          (16,413,875)
Net realized (losses) gains on fixed maturity securities          (138,815)             310,630
                                                              ------------        -------------
Total revenues                                                  22,177,613          119,204,205
                                                              ------------        -------------

Losses and expenses:
Losses and loss expenses incurred                                5,508,396          131,437,059
Underwriting and acquisition expenses                            6,323,394            5,192,047
Interest expense                                                 2,814,510            2,848,881
General and administrative expenses                              1,921,664            1,643,222
Incorporation costs                                                   --              1,338,035
                                                              ------------        -------------
Total losses and expenses                                       16,567,964          142,459,244
                                                              ------------        -------------
Net income (loss)                                                5,609,649          (23,255,039)
Dividends on Preferred Shares                                     (950,000)                --
                                                              ------------        -------------
Net income (loss) attributable to Common Shares               $  4,659,649        $ (23,255,039)
                                                              ============        =============
Comprehensive income (loss):
  Net income (loss)                                           $  5,609,649        $ (23,255,039)
  Other comprehensive (loss) income:
  Change in unrealized (losses) gains on fixed
    maturity securities, net of reclassification
    adjustments of $(138,815) in 1999                           (1,906,764)             359,786
                                                              ------------        -------------
Comprehensive income (loss)                                   $  3,702,885        $ (22,895,253)
                                                              ============        =============

Basic and diluted income (loss) per Common Share              $       1.14        $       (5.70)


                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (EXPRESSED IN U.S. DOLLARS)

                                                                   December 31, 1999   December 31, 1998
                                                                   -----------------   -----------------
Assets:
Investments:
  Fixed maturity securities, available for sale                      $  84,226,329       $  18,306,720
  Balances with independent investment managers                         27,389,096          77,197,580
  Equity securities                                                      7,515,900                --
                                                                     -------------       -------------
                                                                       119,131,325          95,504,300

Cash and cash equivalents                                               22,514,299          26,152,550
Funds withheld by ceding reinsurer                                      13,735,735          16,000,000
Receivable from independent investment managers                          2,536,997          28,106,350
Deferred acquisition costs                                               1,087,506           1,147,923
Accrued income                                                           5,599,079             137,040
Other assets                                                                85,307              47,965
Assets held for participating shareholder:
  Cash and cash equivalents                                                125,306           2,875,000
  Fixed maturity securities                                              1,509,842                --
  Other assets                                                              51,571                --
                                                                     -------------       -------------
Total assets                                                         $ 166,376,967       $ 169,971,128
                                                                     =============       =============

Liabilities:
Reserves for losses and loss expenses                                $ 112,528,589       $ 125,191,823
Subordinated notes                                                      32,760,750          30,000,000
Other liabilities                                                        7,687,330           3,893,611
Liabilities relating to participating shareholder:
  Reserves for losses and loss expenses                                  1,618,509           2,875,000
  Other liabilities                                                         30,089                --
                                                                     -------------       -------------

Total liabilities                                                      154,625,267         161,960,434
                                                                     -------------       -------------

Participating Preferred Shareholder's equity:
Participating Preferred Shares, $0.01 par value;
  1,000 shares authorized, issued and outstanding                               10                  10
Additional paid-in capital                                                     990                 990
Retained earnings                                                           38,121                --
                                                                     -------------       -------------
                                                                            39,121               1,000
                                                                     -------------       -------------
Shareholders' equity:
Preferred Shares, $0.01 par value; 5,000,000 shares authorized,
  100,000 shares issued and outstanding                                      1,000               1,000
Common Shares, $0.01 par value; 10,000,000 shares
  authorized, 4,079,014 shares issued and outstanding                       40,790              40,790
Additional paid-in capital                                              30,863,157          30,863,157
Appropriation for dividend on Preferred Shares                             950,000                --
Accumulated other comprehensive (loss) income                           (1,546,978)            359,786
Retained deficit                                                       (18,595,390)        (23,255,039)
                                                                     -------------       -------------
Total shareholders' equity                                              11,712,579           8,009,694
                                                                     -------------       -------------
Total liabilities and shareholders' equity                           $ 166,376,967       $ 169,971,128
                                                                     =============       =============


                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           (EXPRESSED IN U.S. DOLLARS)

                                                                      Appropriation    Accumulated
                                                        Additional     for Dividend      Other
                                  Preferred    Common     Paid-in      on Preferred   Comprehensive     Retained
                                    Shares     Shares     Capital         Shares      Income (Loss)      Deficit          Total
                                    ------     ------     -------         ------      -------------      -------          -----
January 27, 1998 to December 31,
  1998:

Issuance of Share Capital:
Preferred Shares                    $1,000    $  --     $ 9,999,000      $   --        $      --      $       --      $ 10,000,000
Common Shares                                  40,790    20,864,157                                                     20,904,947

Net Loss                                                                                               (23,255,039)    (23,255,039)

Other Comprehensive Income:
Unrealized gains on fixed
   maturity securities                                                                     359,786                         359,786
                                    ------    -------   -----------      --------      -----------    ------------     -----------

Balance at December 31, 1998         1,000     40,790    30,863,157          --            359,786     (23,255,039)      8,009,694

Year ended December 31, 1999:

Net Income                                                                                               5,609,649       5,609,649

Appropriation for dividend on
   Preferred Shares                                                       950,000                         (950,000)           --

Other Comprehensive Loss:
Change in unrealized gains
   (losses) on fixed maturity
   securities net of
   reclassification adjustments                                                         (1,906,764)                     (1,906,764)
                                    ------    -------   -----------      --------      -----------    ------------     -----------
Balance at December 31, 1999        $1,000    $40,790   $30,863,157      $950,000      $(1,546,978)   $(18,595,390)   $ 11,712,579
                                    ======    =======   ===========      ========      ===========    ============    -===========

                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                      Period From
                                                                                   January 27, 1998
                                                                    Year Ended           to
                                                                   December 31,      December 31,
                                                                       1999             1998
Net cash flows from operating activities:
Net income (loss)                                                  $  5,609,649     $ (23,255,039)
Adjustment to reconcile net income (loss) to net cash
  provided by operating activities:
    Investment (income) loss related to balances with
      independent investment managers                               (14,379,709)       17,856,585
    Interest on subordinated notes                                    2,760,750              --
    Realized loss (gain) on sales of fixed maturity securities          138,815          (310,630)
    Amortization of fixed maturity securities                           (89,669)          (36,870)
Changes in assets and liabilities:
  Funds withheld by ceding reinsurer                                  2,264,264       (16,000,000)
  Deferred acquisition costs                                             60,417        (1,147,923)
  Incorporation costs                                                      --           1,338,035
  Accrued income                                                     (5,462,039)         (137,040)
  Other assets                                                          (37,342)          (47,965)
  Reserves for losses and loss expenses                             (12,663,234)      125,191,823
  Receivable from independent investment managers                    25,569,353       (28,106,350)
  Other liabilities                                                   3,793,719         3,893,611
                                                                   ------------     -------------
  Net cash provided by operating activities                           7,564,974        79,238,237
                                                                   ------------     -------------

Cash flows from investing activities:
  Proceeds from sales of fixed maturity securities                    2,270,486         8,849,381
  Withdrawals from balances with independent investment managers     85,270,695        48,404,465
  Purchase of investments with independent investment managers      (21,082,500)     (143,458,630)
  Purchase of fixed maturity securities                             (70,146,006)      (26,448,815)
  Purchase of equity securities                                      (7,515,900)             --
  Incorporation costs                                                      --          (1,338,035)
                                                                   ------------     -------------
  Net cash used by investing activities                             (11,203,225)     (113,991,634)
                                                                   ------------     -------------

Cash flows from financing activities:
  Proceeds from issuance of Subordinated Notes                             --          40,000,000
  Extinguishment of Subordinated Notes                                     --         (10,000,000)
  Proceeds from issuance of Preferred Shares                               --          10,001,000
  Proceeds from issuance of Common Shares                                  --          20,904,947
                                                                   ------------     -------------
  Net cash provided by financing activities                                --          60,905,947
                                                                   ------------     -------------
(Decrease) increase in cash and cash equivalents                     (3,638,251)       26,152,250

Cash and cash equivalents at beginning of period                     26,152,550              --
                                                                   ------------     -------------

Cash and cash equivalents at end of period                         $ 22,514,299     $  26,152,550
                                                                   ============     =============

                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Delphi International Ltd. ("DIL") and its wholly owned subsidiaries Oracle Reinsurance Company Ltd. ("Oracle Re") and O.R. Investments Ltd. ("ORI"). Except where the context indicates otherwise, DIL and its subsidiaries are herein collectively referred to as the "Company". All significant inter-company accounts and transactions have been eliminated. As of December 31, 1999, Mr. Robert Rosenkranz, Chairman of the Board of DIL, by means of direct and indirect ownership of Common Shares, had the power to vote 1,095,004 Common Shares, which represents 26.8% of the total outstanding Common Shares. However, under the Company's bye-laws, the voting rights attributable to these Common Shares are limited to a voting power of 9.5%. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in U.S. Dollars. Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation.

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

Nature of Operations. The Company commenced operations in January 1998 through Oracle Re, a Class 3 and long-term registered insurance company under the Bermuda Insurance Act, 1978. The Company did not earn any premium income from reinsurance contracts during the year ended December 31, 1999. In the period from January 27, 1998 to December 31, 1998, Oracle Re entered into loss portfolio reinsurance agreements with subsidiaries of Delphi Financial Group, Inc. ("DFG"), an aggregate excess reinsurance agreement with a U.S. professional liability insurer and a rent-a-captive transaction.

Premiums, Losses and Underwriting and Acquisition Expenses. Premiums written, losses and loss expenses and underwriting and acquisition expenses relating to the reinsurance of existing liabilities (retrospective reinsurance agreements) that meet the conditions for reinsurance accounting are recognized as earned premiums, incurred losses and loss expenses, and underwriting and acquisition expenses, respectively, at the inception of the related contract.

Investments. The Company's assets have been allocated primarily among a number of independent investment managers that utilize diverse investment strategies, to a special purpose limited liability company (the "LLC") and to investments in fixed maturity securities.

The investment vehicles of independent investment managers are generally in the form of a corporation or other limited liability entity, or are managed accounts in which the manager invests directly on behalf of the client. The investment managers' general strategy categories include, among others, diversified hedging, hedged equity, common stock/specialized trading, short selling, risk arbitrage, distressed securities, futures and commodities and foreign securities investing. The managers primarily invest in a variety of marketable securities and other liquid assets, and, as such, the assets held by these managers are marked-to-market. The balances with independent investment managers are accounted for under the equity method, with earnings and losses included in net investment income.

During the third quarter of 1999, the Company liquidated a substantial proportion of its investments in vehicles of independent investment managers and reinvested $75.2 million of the proceeds in preferred and common securities of the LLC, the assets of which are invested in similar vehicles. Ninety percent of the Company's investment in the LLC consists of redeemable preferred securities carrying a cumulative fixed dividend of 15.5% per annum. The investment in the preferred securities has been included in the carrying value of fixed maturity securities. The balance of the Company's investment in the LLC is represented by common securities which are shown as equity securities at cost.

The Company and the LLC can redeem substantially all of their respective investments in the investment vehicles of the independent investment managers, subject to giving applicable notice of redemption, on at least an annual basis with the managers providing quarterly or more frequent liquidity in most cases. The values of the investments may change during the required notice periods.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

At December 31, 1999 and 1998, approximately 39% and 90%, respectively, of the Company's cash and cash equivalents were held by one Bermuda financial institution and approximately 19% and 91%, respectively, of the Company's fixed maturity securities portfolio consists of mortgage backed securities. The Company does not believe there are any significant risks associated with these concentrations.

Fixed maturity securities available for sale are carried at fair value with changes in unrealized appreciation and depreciation charged directly to accumulated other comprehensive income in shareholders' equity. Amortization of the premium or discount on fixed maturity securities is included in net investment income. Net realized gains and losses on the sale of fixed maturity securities are determined under the specific identification method. Declines in fair value of investments that are considered to be other than temporary are reported as realized losses.

Cash and Cash Equivalents. The Company considers all deposits and investments with a maturity of three months or less at purchase as equivalent to cash.

Deferred Acquisition Costs. Deferred acquisition costs consist of taxes incurred at the inception of certain reinsurance agreements which are amortized over the expected duration of the related reinsured losses.

Reserves for Losses and Loss Expenses. Reserves for losses and loss expenses represent the Company's share, under its reinsurance contracts, of the liability for unpaid losses and loss expenses which includes amounts determined by the ceding reinsurers on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The reserves, which have been discounted at rates ranging from 4.6% to 6.3%, are continually reviewed and updated and any resulting adjustments are reflected in current earnings.

Assets held for and liabilities relating to participating shareholder. Assets held for and liabilities relating to participating shareholder relate to the establishment in 1998 of a rent-a-captive program for the participating shareholder.

NOTE B - INVESTMENTS

The amortized cost and fair value of investments in fixed maturity securities available for sale is as follows:

                                                          DECEMBER 31, 1999
                                        -----------------------------------------------------
                                                         GROSS         GROSS
                                         AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                            COST         GAINS        LOSSES         VALUE
Mortgage-backed securities              $16,523,623     $  --      $(1,123,945)   $15,399,678
U.S. Government guaranteed securities     1,606,584        --         (423,033)     1,183,551
Corporate securities                     67,643,100        --             --       67,643,100
                                        -----------     -------    -----------    -----------
                                        $85,773,307     $  --      $(1,546,978)   $84,226,329
                                        ===========     =======    ===========    ===========

                                                         DECEMBER 31, 1998
                                        ---------------------------------------------------
                                                         GROSS        GROSS
                                         AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                            COST         GAINS       LOSSES        VALUE
Mortgage-backed securities              $16,420,271    $ 306,425    $(29,808)   $16,696,888
U.S. Government guaranteed securities     1,526,663       83,169        --        1,609,832
                                        -----------    ---------    --------    -----------
                                        $17,946,934    $ 389,594    $(29,808)   $18,306,720
                                        ===========    =========    ========    ===========

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999

NOTE B - INVESTMENTS - (CONTINUED)

The amortized cost and fair value of fixed maturity securities available for sale at December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

                                                    AMORTIZED           FAIR
                                                       COST             VALUE
Mortgage-backed securities                         $16,523,623       $15,399,678
Corporate securities                                67,643,100        67,643,100
Other securities greater than 10 years               1,606,584         1,183,551
                                                   -----------       -----------
                                                   $85,773,307       $84,226,329
                                                   ===========       ===========

Net investment income (loss) was attributable to the following:

                                                                        PERIOD FROM
                                                        YEAR         JANUARY 27, 1998
                                                       ENDED                TO
                                                    DECEMBER 31,       DECEMBER 31,
Gross investment income (loss):                         1999               1998
                                                        ----               ----
Fixed maturity securities (includes amortization)   $ 6,577,167       $    639,170
Balances with independent investment managers        14,379,709        (17,856,585)
Other investment income                               1,329,463            803,540
                                                    -----------       ------------
                                                     22,286,339        (16,413,875)
Less: investment expenses                                  --                 --
                                                    -----------       ------------
                                                    $22,286,339       $(16,413,875)
                                                    ===========       ============

Proceeds from sales of fixed maturity securities during 1999 and the period from January 27, 1998 to December 31, 1998 were $2.3 million and $8.8 million, respectively. Gross losses of $0.1 million in 1999 and gross gains of $0.3 million in the 1998 period were realized on those sales. Proceeds from the liquidation of balances with independent investment managers during 1999 and the period from January 27, 1998 to December 31, 1998 were $85.3 million and $48.4 million, respectively.

Summarized aggregate unaudited financial information for the entities in which the Company's balances with independent investment managers have been invested is shown below (dollars in thousands):

                                                   DECEMBER 31,      DECEMBER 31,
                                                       1999              1998
                                                       ----              ----
Assets                                             $14,431,210       $49,114,662
                                                   ===========       ===========
Liabilities                                        $ 6,991,210       $30,231,211
Partners' capital                                    7,440,000        18,883,451
                                                   -----------       -----------
Total liabilities and partners' capital            $14,431,210       $49,114,662
                                                   ===========       ===========

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999

NOTE C - RESTRICTED ASSETS

At December 31, 1999 and 1998, the Company had outstanding letters of credit totaling $106.6 million and $122.9 million, respectively, from a maximum available facility of $136.5 million, in favor of ceding reinsurers. Cash and cash equivalents, investments and receivable from independent investment managers with a carrying value of $141.4 million and $150.0 million at December 31, 1999 and 1998, respectively, and a $6.0 million surety bond provided by a third party have been pledged as security for these letters of credit.

NOTE D - RESERVES FOR LOSSES AND LOSS EXPENSES

The following table provides a reconciliation of beginning and ending reserves for losses and loss expenses.

                                                                      PERIOD FROM
                                                      YEAR         JANUARY 27, 1998
                                                      ENDED              TO
                                                   DECEMBER 31,      DECEMBER 31,
                                                      1999              1998
                                                      ----              ----
Gross and net reserves for losses and loss
  expenses, beginning of period                   $125,191,823      $       --
Add incurred losses and loss expenses:
  Prior period                                       5,508,396              --
  Current period                                          --         131,437,059
                                                  ------------      ------------
                                                     5,508,396       131,437,059
                                                  ------------      ------------
Deduct paid losses and loss expenses:
  Prior period                                       8,171,630         6,245,236
  Prior period-reserves recaptured by
  ceding company                                    10,000,000              --
  Current period                                          --                --
                                                  ------------      ------------
                                                    18,171,630         6,245,236
                                                  ------------      ------------
Gross and net reserves for losses and loss
  expenses, end of period                         $112,528,589      $125,191,823
                                                  ============      ============

NOTE E - RIGHTS OFFERING AND OTHER FINANCING

In January 1998, the Company issued to each stockholder of DFG rights to acquire up to 2,039,507 Common Shares of the Company at $10.25 per share. These shares were effectively fully subscribed with the shares not initially taken up by shareholders of DFG being subscribed for by certain standby purchasers of the rights offering. The Company received a net amount of $20.9 million from the offering. A two for one stock split was distributed in June 1998, increasing shares outstanding from 2,039,507 to 4,079,014. In addition to the capital raised by the rights offering, DFG and certain of its subsidiaries purchased from the Company during 1998 $40.0 million in aggregate principal amount of 9% subordinated notes due 2028 (the "Subordinated Notes"). At the Company's option, the Company may pay interest as additional Subordinated Notes in lieu of cash payments during any five-year period. Pursuant to the terms of the Subordinated Notes, the Company elected to pay interest of $2.8 million due on such notes by the issuance of additional Subordinated Notes in lieu of cash payments. In December 1998, DFG sold $10.0 million in aggregate principal amount of the Subordinated Notes to an unrelated third party.

In December 1998, in a private placement to an unrelated third party, the Company issued 100,000 Series A Preferred Shares, $0.01 par value, in exchange for $10.0 million in aggregate principal amount of the Subordinated Notes. The Series A Preferred Shares are non-voting and are entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, a cumulative dividend of 9.5% per annum on the shares' issue price, payable in cash or in additional Series A Preferred Shares or a combination thereof, and are redeemable at $100 per share. On December 31, 1998, the Company issued 1,000 Participating Preferred Shares, $0.01 par value, for proceeds of $1,000 in connection with the establishment of a rent-a-captive program.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999

NOTE F - FAIR VALUES OF FINANCIAL INSTRUMENTS

                                                           DECEMBER 31, 1999
                                                       -------------------------
                                                        Carrying        Fair
                                                          Value         Value
Assets:
     Fixed maturity securities, available for sale     $84,226,329   $84,226,329
     Balances with independent investment managers      27,389,096    27,389,096
     Equity securities                                   7,515,900     7,515,900
     Cash and cash equivalents                          22,514,299    22,514,299

Liabilities:
     Subordinated notes                                 32,760,750    30,917,211

                                                           DECEMBER 31, 1998
                                                       -------------------------
                                                        Carrying        Fair
                                                          Value         Value
Assets:
     Balances with independent investment managers     $77,197,580   $77,197,580
     Fixed maturity securities, available for sale      18,306,720    18,306,720
     Cash and cash equivalents                          26,152,550    26,152,550

Liabilities:
     Subordinated notes                                 30,000,000    32,676,151

The carrying value for balances with independent investment managers approximates fair value as the underlying assets held by such managers consist of marketable securities and other liquid assets that have been marked-to-market. The fair values for fixed maturity securities, with the exception of the preferred securities of the LLC, have been obtained from broker-dealers and from nationally recognized statistical organizations. The fair value of the preferred securities of the LLC approximates the cost of the securities and is supported by the underlying net assets of the LLC. The fair value of the Subordinated Notes is based on the expected cash flows discounted to net present value.

NOTE G - SHAREHOLDERS' EQUITY AND RESTRICTIONS

The Company's Board of Directors declared a two for one stock split on May 27, 1998 which was distributed to shareholders on June 11, 1998, thereby increasing issued and outstanding Common Shares from 2,039,507 to 4,079,014.

The holders of the Company's Common Shares are entitled to one vote per share on all matters submitted to a vote of the Company's shareholders, subject to a 9.5% voting limitation, whereby should the 'controlled shares' of any person constitute 9.5% or more of the issued and outstanding Common Shares, the voting rights with respect to such 'controlled shares' shall be limited, in the aggregate, to voting power of 9.5% pursuant to a formula specified in the Bye-Laws.

The holders of the Company's Series A Preferred Shares are not entitled to vote on any matter submitted to the shareholders of the Company. The Series A Preferred Shares are entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, a cumulative dividend of 9.5% per annum on the shares' issue price, payable in cash or in additional Series A Preferred Shares or a combination thereof and are redeemable at $100 per share.

Oracle Re is required, by its license as a Class 3 Insurer under the Bermuda Insurance Act 1978 and Related Regulations, to maintain capital and surplus greater than a minimum statutory amount determined as the greater of a percentage of outstanding losses, net of any reinsurance recoverable, or a given fraction of net written premiums. Statutory capital and surplus at December 31, 1999 and 1998 was $36.8 million and $29.6 million, respectively, and the amount required to be maintained by the Company was $14.8 million and $15.3 million, respectively. As a result, actual statutory capital and

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999

NOTE G - SHAREHOLDERS' EQUITY AND RESTRICTIONS - (CONTINUED)

surplus was in excess of the required minimum. In addition, Oracle Re is limited as to the amount of dividends it may distribute based on, among other things, the level of its statutory capital and surplus. At December 31, 1999 and 1998, contributed surplus and unrealized gains on investments amounting to $18.0 million and $25.9 million, respectively, were not available for distribution.

Oracle Re is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of its relevant liabilities. At December 31, 1999 and 1998, Oracle Re was required to maintain relevant assets of $90.1 million and $73.7 million, respectively. At those dates, relevant assets were in excess of the amount required and the minimum liquidity ratio was therefore met. Oracle Re may declare and pay a dividend or make a distribution out of contributed surplus or other assets legally available for distribution provided that after the payment of such dividend or distribution Oracle Re will continue to meet its minimum solvency margin and minimum liquidity ratio as detailed above. Further, in accordance with the Act, before reducing by 15% or more its total statutory capital as set out in its previous year's financial statements, a Class 3 insurer must apply to the Minister for his approval and is obliged to provide such information in connection therewith as the Minister may require.

Under Oracle Re's letter of credit agreement, dividends by Oracle Re in any fiscal year may generally not exceed the greater of (a) 50% of Oracle Re's statutory net income for the preceding fiscal year and (b) the lesser of (i) $3,000,000 and (ii) Oracle Re's statutory net income for the preceding fiscal year.

NOTE H - SHAREHOLDERS' EQUITY AND RESTRICTIONS - PARTICIPATING PREFERRED SHARES

The Company's Participating Preferred Shares have no voting, conversion, preemptive or sinking fund rights but are entitled to dividends if, as and when declared by the Company and are redeemable at $1 per share.

NOTE I - STOCK OPTIONS

Under the terms of the Company's Director and Employee Stock Option Plan (the "Option Plan"), a total of 300,000 Common Shares have been reserved for issuance. The exercise price for options granted under the Option Plan is the fair market value of the underlying stock as of the date of the grant and the maximum term of an option is ten years.

Activity with respect to the Option Plan was as follows:

                                                     Year Ended December 31,
                                           --------------------------------------------
                                                  1999                     1998
                                           --------------------    --------------------
                                            Number      Average     Number      Average
                                              of       Exercise       of       Exercise
                                           Options       Price     Options       Price
                                           -------       -----     -------       -----
Options outstanding, beginning of year      14,796      $18.25        --        $ --
   Options granted                          52,686        5.13      14,796       18.25
                                            ------                  ------
Options outstanding, end of year            67,482        8.01      14,796       18.25
                                            ======                  ======

Exercisable options, end of year            41,139        9.85       7,398       18.25

The options granted in 1998 and 1999 become exercisable in four equal 90-day installments.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999

NOTE I - STOCK OPTIONS - (CONTINUED)

Information about options outstanding at December 31, 1999 was as follows:

                                 Outstanding                      Exercisable
                     -----------------------------------     ---------------------
                      Number       Average       Average      Number       Average
                        of        Remaining     Exercise        of        Exercise
Exercise Prices      Options        Life          Price      Options        Price
---------------      -------        ----         ------      -------        -----
$ 5.13 ........       52,686         9.4         $ 5.13       26,343       $ 5.13
 18.25 ........       14,796         8.4          18.25       14,796        18.25
                      ------         ---         ------       ------       ------
                      67,482         9.2         $ 8.01       41,139       $ 9.85
                      ======         ===         ======       ======       ======

The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized in the accompanying financial statements for the Option Plan, because the exercise price of the options granted equaled the market price of the underlying stock on the date of grant. If compensation expense for options granted had been recognized based on the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) would have been $4.4 million and $(23.4) million and results per share would have been $1.09 and $(5.74) ($1.08 and $(5.74), assuming dilution) in 1999 and 1998, respectively. The weighted average per share fair value used to calculate pro forma compensation expense for 1999 and 1998 was $4.21 and $15.01, respectively. These fair values were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 5.5% to 5.7%, a volatility factor of the expected market price of the Company's common stock of 75%, an expected life of the options of ten years and a dividend yield of 0%.

NOTE J - COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

                                                                                             PERIOD FROM
                                                                         YEAR ENDED      JANUARY 27, 1998 TO
                                                                     DECEMBER 31, 1999    DECEMBER 31, 1998
Numerator:
     Net income (loss) attributable to Common Shares                    $4,659,649          $(23,255,039)
                                                                        ==========          ============
Denominator:
     Weighted average common shares outstanding                          4,079,014             4,079,014
     Effect of dilutive securities                                           2,516                  --
                                                                        ----------          ------------
     Weighted average common shares outstanding, assuming dilution       4,081,530             4,079,014
                                                                        ==========          ============
Basic income (loss) per Common Share                                    $     1.14          $      (5.70)

Diluted income (loss) per Common Share                                        1.14                 (5.70)

NOTE K - TAXATION

Under current Bermuda law, the Company and its subsidiaries are not required to pay any taxes in Bermuda on either income or capital gains. The Company and its subsidiaries have each received undertakings from the Minister of Finance in Bermuda that, in the event of any such taxes being imposed, the Company will be exempted from taxation until the year 2016.

NOTE L - INVESTMENT ADVISORY AGREEMENT

The allocation of the Company's assets among various investment strategies and within particular investment managers within the strategies is performed by Acorn Advisory Capital L.P. (the "Investment Advisor") pursuant to an investment advisory agreement (the "Investment Advisory Agreement"). This agreement provides for the payment to the Investment Advisor of a fee equal to 50 basis points of assets under management. The Investment Advisor has to date waived the fee under the Investment Advisory Agreement and may continue to waive future fees, although there can be no assurance that it will do so.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1999

NOTE L - INVESTMENT ADVISORY AGREEMENT - (CONTINUED)

In addition, the Investment Advisory Agreement allows the Investment Advisor to defer payment of its fees, although there can be no assurance that it will do so. Mr. Rosenkranz, Chairman of the Board of Directors of the Company and Oracle Re, may be deemed to be the beneficial owner of substantially all of the Investment Advisor.

The Investment Advisory Agreement has been renewed through December 31, 2000. Termination is subject to notice given at least 60 days prior to the end of the then-current term by either the Company or the Investment Advisor.

NOTE M -  RENT-A-CAPTIVE PROGRAM

The following statements of income summarize the results of the Company's rent-a-captive program, maintained as a separate account in the balance sheet in accordance with the bye-laws of Oracle Re and the private enabling legislation and, therefore, not included in the Company's consolidated statements of income
(loss) and comprehensive income (loss).

                                                                         Period From
                                                     Year Ended      January 27, 1998 to
                                                 December 31, 1999    December 31, 1998
                                                 -----------------   -------------------
Revenues:
Premiums written                                    $      --             $2,875,000
Net investment loss                                    (188,281)                --
                                                    -----------           ----------
Total revenues                                         (188,281)           2,875,000
                                                    -----------           ----------
Losses and expenses:
Losses and loss expenses incurred                    (1,256,491)           2,875,000
Underwriting fee                                         30,089                 --
                                                    -----------           ----------
Total losses and expenses                            (1,226,402)           2,875,000
                                                    -----------           ----------
Net income                                            1,038,121                 --
Dividend on participating preferred shares           (1,000,000)                --
                                                    -----------           ----------
Net retained earnings                               $    38,121           $     --
                                                    ===========           ==========

                                                                      SCHEDULE I

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1999
                            (EXPRESSED IN US DOLLARS)

                                                                                    AMOUNT
                                                                                  IN BALANCE
TYPE OF INVESTMENT                               AMORTIZED COST    FAIR VALUE        SHEET
------------------                               --------------    ----------        -----
Fixed maturity securities, available for sale:
     Mortgage backed securities                   $ 16,523,623    $ 15,399,678   $ 15,399,678
     U.S. Government guaranteed securities           1,606,584       1,183,551      1,183,551
     Corporate securities                           67,643,100      67,643,100     67,643,100
                                                  ------------    ------------   ------------
                                                    85,773,307      84,226,329     84,226,329

Balances with independent investment managers       27,389,096      27,389,096     27,389,096
Equity securities                                    7,515,900       7,515,900      7,515,900
                                                  ------------    ------------   ------------
Total invested assets                             $120,678,303    $119,131,325   $119,131,325
                                                  ============    ============   ============

                                                                     SCHEDULE II

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   DELPHI INTERNATIONAL LTD. (PARENT COMPANY)
                                 BALANCE SHEETS
                            (EXPRESSED IN US DOLLARS)

                                                       December 31,    December 31,
                                                           1999            1998
                                                       ------------    ------------
Assets:
      Cash and cash equivalents                        $ 10,084,617    $  6,357,346
      Fixed maturity securities, available for sale       4,151,047       4,529,511
      Balances with independent investment managers            --         4,429,798
      Investment in subsidiaries                         37,917,470      30,797,212
      Other assets                                          252,199         106,287
                                                       ------------    ------------
Total assets                                           $ 52,405,333    $ 46,220,154
                                                       ============    ============

Liabilities:
      Subordinated notes                               $ 32,760,750    $ 30,000,000
      Other liabilities                                   1,931,004       2,209,460
                                                       ------------    ------------
Total Liabilities                                        34,691,754      32,209,460
                                                       ------------    ------------

Participating Preferred Shareholder's Equity:
      Preferred shares                                           10              10
      Additional paid-in capital                                990             990
                                                       ------------    ------------
                                                              1,000           1,000
                                                       ------------    ------------

Shareholders' Equity:
      Preferred Shares                                        1,600           1,600
      Common Shares                                          40,790          40,790
      Additional paid-in capital                         36,862,557      36,862,557
      Appropriation for dividend on Preferred Shares        950,000            --
      Accumulated other comprehensive (loss) income      (1,546,978)        359,786
      Retained deficit                                  (18,595,390)    (23,255,039)
                                                       ------------    ------------
Total shareholders' equity                               17,712,579      14,009,694
                                                       ------------    ------------
Total liabilities and shareholders' equity             $ 52,405,333    $ 46,220,154
                                                       ============    ============


                        See notes to financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                   DELPHI INTERNATIONAL LTD. (PARENT COMPANY)
           STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                            (EXPRESSED IN US DOLLARS)

                                                                                             Period From
                                                                        Year Ended       January 27, 1998 to
                                                                    December 31, 1999     December 31, 1998
                                                                    -----------------    -------------------
Revenues:
       Equity in undistributed income (loss) of subsidiaries           $ 8,644,307          $(19,407,501)
       Other net investment income                                         165,145                46,087
                                                                       -----------          ------------
Total revenues                                                           8,809,452           (19,361,414)
                                                                       -----------          ------------

Expenses:
       Operating expenses                                                  385,293             1,044,744
       Interest expense                                                  2,814,510             2,848,881
                                                                       -----------          ------------
Total expenses                                                           3,199,803             3,893,625
                                                                       -----------          ------------

Net income (loss)                                                        5,609,649           (23,255,039)

Other comprehensive (loss) income:
       Net unrealized (losses) gains on fixed maturity securities       (1,906,764)              359,786
                                                                       -----------          ------------
Comprehensive income (loss)                                            $ 3,702,885          $(22,895,253)
                                                                       ===========          ============


                        See notes to financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                   DELPHI INTERNATIONAL LTD. (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS
                            (EXPRESSED IN US DOLLARS)

                                                                                                    Period From
                                                                                                 January 27, 1998
                                                                                                        to
                                                                              Year Ended           December 31,
                                                                          December 31, 1999            1998
                                                                          -----------------      ----------------
Net cash flows from operating activities:
      Net income (loss)                                                      $  5,609,649          $(23,255,039)
      Adjustments to reconcile net income (loss) to net cash used by operating activities:
            Equity in undistributed (income) loss of subsidiaries              (8,644,307)           19,407,501
            Change in accrued investment income                                   (19,823)              (27,601)
            Interest on subordinated notes                                      2,760,750                  --
            Change in other assets and other liabilities                          191,183             2,198,994
            Amortization of fixed maturity securities                              (4,252)               (2,961)
            Net unrealized (gains) losses on balance with
                 independent investment managers                                     --                 570,202
            Incorporation costs                                                      --                 806,236
                                                                             ------------          ------------
      Net cash used by operating activities                                      (106,800)             (302,668)
                                                                             ------------          ------------

Cash flows from investing activities:
      Purchase of fixed maturity securities                                          --              (4,371,477)
      Purchase of investments with independent investment managers                   --              (5,000,000)
      Purchase of investments in subsidiaries                                        --             (44,000,000)
      Withdrawals from balances with independent investment managers            3,939,671                  --
      Incorporation costs                                                            --                (806,236)
                                                                             ------------          ------------
      Net cash provided (used) by investing activities                          3,939,671           (54,177,713)
                                                                             ------------          ------------

Cash flows from financing activities:
      Proceeds from issuance of Subordinated Notes                                                   40,000,000
      Extinguishment of Subordinated Notes                                           --             (10,000,000)
      Proceeds from issuance of Participating Preferred Shares                       --                   1,000
      Proceeds from issuance of Preferred Shares                                     --              10,000,000
      Proceeds from issuance of Common Shares                                        --              20,904,947
      Advances to subsidiaries                                                   (105,600)              (68,220)
                                                                             ------------          ------------
      Net cash (used) provided by financing activities                           (105,600)           60,837,727
                                                                             ------------          ------------
Increase in cash and cash equivalents                                           3,727,271             6,357,346
Cash and cash equivalents at beginning of period                                6,357,346                  --
                                                                             ------------          ------------
Cash and cash equivalents at end of period                                   $ 10,084,617          $  6,357,346
                                                                             ============          ============


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

The Company received no cash dividends from subsidiaries for year ended December 31, 1999 or for the period from January 27, 1998 to December 31, 1998.

                                                                     SCHEDULE VI

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                       SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                            (EXPRESSED IN US DOLLARS)

                                                  December 31, 1999     December 31, 1998
                                                  -----------------     -----------------
Deferred acquisition costs                           $    729,000         $    769,500

Reserves for losses and loss expenses                  95,533,408           95,159,629

Discount deducted from above (1)                      107,640,458          113,438,042

                                                                           Period From
                                                       Year Ended      January 27, 1998 to
                                                   December 31, 1999    December 31, 1998
                                                   -----------------   -----------------
Earned premiums                                       $      --           $ 95,473,500

Net investment income (loss)                           18,307,932          (11,993,187)

Losses and loss expenses incurred related to:
                   Current year                              --             95,159,629
                   Prior years                          4,398,533                 --

Amortization of policy acquisition costs                   40,500               40,500

Paid losses and loss expenses                           4,024,754                 --

Premiums written                                             --             95,511,000

----------

(1) Based on interest rates ranging from 4.6% to 6.3%.