Form 10-Q
period 2000-03-31
DELPHI INTERNATIONAL LTD
filed 2000-05-15
CIK 1045275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-34829

                            DELPHI INTERNATIONAL LTD.

             (Exact name of registrant as specified in its charter)

    Bermuda              (441) 295 3688                   98-0206924
(State or other (Registrant's telephone number,  (I.R.S. Employer Identification
Jurisdiction of        including area code)                 Number)
incorporation
or organization)

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

                     Yes     X                 No


  As of May 12, 2000, the Registrant had 4,079,014 Common Shares outstanding.

                            DELPHI INTERNATIONAL LTD.

                                    FORM 10-Q

                                      INDEX

PART I.           FINANCIAL INFORMATION                                         Page
-------           ---------------------                                         ----
                  Consolidated Statements of Income and Comprehensive
                  Income for the Three Months Ended March 31, 2000
                  and 1999                                                       3

                  Consolidated Balance Sheets at March 31, 2000
                  and December 31, 1999                                          4

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2000 and 1999                     5

                  Notes to Consolidated Financial Statements                     6

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            8

PART II.          OTHER INFORMATION                                              10

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                           (UNAUDITED: IN US DOLLARS)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 -----------------------
                                                                 2000               1999
                                                                 ----               ----
REVENUES:
Premiums written                                           $        --        $        --
Premiums ceded                                                      --                 --
                                                           -----------        -----------
Premiums earned                                                     --                 --
Underwriting fees                                                7,168              8,428
Net investment income                                        6,669,666          3,334,611
                                                           -----------        -----------
Total revenues                                               6,676,834          3,343,039
                                                           -----------        -----------
LOSSES AND EXPENSES:
Losses and loss expenses incurred                            1,182,624          1,226,437
Underwriting and acquisition expenses                          811,816             76,193
Interest expense                                               781,433            688,722
General and administrative expenses                            582,865            516,262
                                                           -----------        -----------
Total losses and expenses                                    3,358,738          2,507,614
                                                           -----------        -----------
Net income                                                   3,318,096            835,425
Dividends on Preferred Shares                                 (237,500)          (237,500)
                                                           -----------        -----------
Net income attributable to Common Shares                   $ 3,080,596        $   597,925
                                                           ===========        ===========

Basic and diluted income per Common Share                  $      0.76        $      0.15
Weighted average Common Shares outstanding                   4,079,014          4,079,014
Comprehensive income:
    Net income                                             $ 3,318,096        $   835,425
    Other comprehensive income (loss):
     Change in unrealized losses on fixed maturity
      securities net of reclassification adjustments            64,453           (488,596)
                                                           -----------        -----------
Comprehensive income                                       $ 3,382,549        $   346,829
                                                           ===========        ===========

                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                          (UNAUDITED: IN U.S. DOLLARS)

                                                                         MARCH 31,          DECEMBER 31,
                                                                            2000                1999
                                                                            ----                ----
Assets:
Investments:
       Fixed maturity securities, available for sale                  $  91,524,719        $  84,226,329
       Balances with independent investment managers                     29,938,148           27,389,096
       Equity securities                                                  7,515,900            7,515,900
                                                                      -------------        -------------
                                                                        128,978,767          119,131,325

Cash and cash equivalents                                                16,928,764           22,514,299
Funds withheld by ceding reinsurer                                       13,420,343           13,735,735
Receivable from independent investment managers                             228,930            2,536,997
Deferred acquisition costs                                                  972,310            1,087,506
Accrued income                                                            3,133,295            5,599,079
Other assets                                                                129,600               85,307
Assets held for participating shareholder:
       Cash and cash equivalents                                            185,577              125,306
       Fixed maturity securities                                          1,461,057            1,509,842
       Other assets                                                          32,583               51,571
                                                                      -------------        -------------

Total assets                                                          $ 165,471,226        $ 166,376,967
                                                                      =============        =============

Liabilities:
Reserves for losses and loss expenses                                 $ 110,815,718        $ 112,528,589
Subordinated notes                                                       34,234,983           32,760,750
Other liabilities                                                         3,645,180            7,687,330
Liabilities relating to participating shareholder:
       Reserves for losses and loss expenses                              1,599,521            1,618,509
       Other liabilities                                                     37,257               30,089
                                                                      -------------        -------------

Total liabilities                                                       150,332,659          154,625,267
                                                                      -------------        -------------

Participating Preferred Shareholder's equity:
Participating Preferred Shares, $0.01 par value; 1,000
       shares authorized, issued and outstanding                                 10                   10
Additional paid-in capital                                                      990                  990
Retained earnings                                                            42,439               38,121
                                                                      -------------        -------------
                                                                             43,439               39,121
                                                                      -------------        -------------
Shareholders' equity:
Preferred Shares, $0.01 par value; 5,000,000 shares authorized,
       100,000 shares issued and outstanding                                  1,000                1,000
Common Shares, $0.01 par value; 10,000,000 shares
       authorized, 4,079,014 shares issued and outstanding                   40,790               40,790
Additional paid-in capital                                               30,863,157           30,863,157
Appropriation for dividend on Preferred Shares                            1,187,500              950,000
Accumulated other comprehensive loss                                     (1,482,525)          (1,546,978)
Retained deficit                                                        (15,514,794)         (18,595,390)
                                                                      -------------        -------------

Total shareholders' equity                                               15,095,128           11,712,579
                                                                      -------------        -------------

Total liabilities and shareholders' equity                            $ 165,471,226        $ 166,376,967
                                                                      =============        =============

                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED: IN US DOLLARS)

                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                      2000                         1999
                                                                                      ----                         ----
Net cash flows from operating activities:
Net income                                                                       $  3,318,096               $      835,425
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Interest on subordinated notes                                                  1,474,233                    1,350,000
    Investment income related to balances with independent investment
       managers                                                                    (3,198,220)                  (2,704,769)
    Amortization on fixed maturity securities                                        (104,818)                     (22,062)
    Changes in assets and liabilities:
      Funds withheld by ceding reinsurer                                              315,393                            -
      Deferred acquisition costs                                                      115,197                       15,104
      Accrued income                                                               (2,819,644)                      15,087
      Other assets                                                                    (44,293)                     (31,837)
      Reserves for losses and loss expenses                                        (1,712,871)                    (166,457)
      Receivable from independent investment managers                               2,308,068                   21,088,281
      Other liabilities                                                            (4,042,151)                  (1,066,069)
                                                                                 ------------                -------------
      Net cash (used) provided by operating activities                             (4,391,010)                  19,312,703
                                                                                 ------------                -------------
Cash flows from investing activities:
    Proceeds from sales of fixed maturity securities                                  155,058                       52,450
    Withdrawals from balances with independent investment managers                  4,649,167                    5,447,899
    Purchases of investments with independent investment managers                  (4,000,000)                 (12,630,000)
    Purchases of fixed maturity securities                                         (1,998,750)                  (2,502,905)
                                                                                 ------------                -------------
      Net cash used by investing activities                                        (1,194,525)                  (9,632,556)
                                                                                 ------------                -------------
(Decrease) increase in cash and cash equivalents                                   (5,585,535)                   9,680,147
Cash and cash equivalents at beginning of period                                   22,514,299                   26,152,550
                                                                                 ------------                -------------
Cash and cash equivalents at the end of period                                    $16,928,764                $  35,832,697
                                                                                 ------------                -------------

                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 1999. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1999. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1999.

NOTE B - INVESTMENTS

At March 31, 2000, the Company had fixed maturity securities available for sale with a carrying value of $91.5 million and an amortized cost of $93.0 million and balances with independent investment managers with a carrying value and a fair value of $29.9 million. At December 31, 1999, the Company had fixed maturity securities available for sale with a carrying value of $84.2 million and an amortized cost of $85.8 million and balances with independent investment managers with a carrying value and a fair value of $27.4 million. During the three months ended March 31, 2000, the Company elected to receive the $5.3 million dividend due on the preferred securities of the LLC by the receipt of additional preferred securities of the LLC in lieu of cash. The amounts invested with independent investment managers are, with certain limited exceptions, withdrawable at least annually, subject to applicable notice requirements.

NOTE C - CAPITAL SECURITIES AND LOAN FINANCING

Pursuant to the terms of the Subordinated Notes, interest due on such notes of $1.5 million and $1.4 million for the three months ended March 31, 2000 and 1999, respectively, has been paid by the issuance of additional Subordinated Notes.

The Company's Series A Preferred Shares (the "Preferred Shares") are entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, a cumulative dividend of 9.5% per annum on the shares' issue price. The dividend is payable in cash or in additional Preferred Shares issued and redeemable at $100 per share. No dividend has been declared at March 31, 2000 but a provision for the cumulative dividend at March 31, 2000 has been recorded as an appropriation of retained deficit.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE D - COMPUTATION OF NET INCOME PER COMMON SHARE

Net income per Common Share is computed by dividing net income attributable to Common Shares by the weighted average number of Common Shares outstanding for the period:

                                                    Three Months Ended
                                                         March 31,
                                                  -------------------------
                                                  2000                 1999
                                                  ----                 ----

Numerator:
Net income attributable to Common Shares         $3,080,596       $  597,925

Denominator:
Weighted average Common Shares outstanding        4,079,014        4,079,014

Net income per Common Share                      $     0.76       $     0.15

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following is an analysis of the results of operations and financial condition of Delphi International Ltd. (the "Company" which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise). This analysis should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company's report on Form 10-K for the year ended December 31, 1999. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

Underwriting Income. The Company did not earn any premium income from reinsurance contracts during the three months ended March 31, 1999 and 2000. Due to excess capacity in the global reinsurance markets and the resulting lack of attractively priced reinsurance programs, the Company did not take on any new reinsurance business during either period.

Investment Income. Investment income for the quarter ended March 31, 2000 was $6.7 million as compared with investment income for the period ended March 31, 1999 of $3.3 million. Investment results during these periods are primarily derived from preferred dividends from the LLC, the assets of which are invested with independent investment managers, and from investment vehicles of independent investment managers, which are accounted for under the equity method, with earnings and losses included in net investment income. Investment income for the 2000 period reflects strong investment results.

Underwriting and Other Expenses. Losses and loss expenses of $1.2 million incurred in each of the first quarters of 1999 and 2000 primarily reflect the increase in discounted values of existing reserves, which accrete over time. Underwriting and acquisition expenses in the first quarter of 2000 reflect $0.8 million of profit sharing commissions incurred during the quarter under the Safety National and RSL reinsurance agreements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liquidity needs at the holding company level include funding operating expenses and interest payments on the Subordinated Notes. At the Company's option, the Company may pay interest on the Subordinated Notes in additional Subordinated Notes in lieu of cash payments during any five-year period. During the three-month period to March 31, 2000, $1.5 million of interest due on the Subordinated Notes was paid by the issuance of additional Subordinated Notes with an aggregate principal amount of $1.5 million. As of March 31, 2000, the Company had $14.2 million in financial assets at the holding company level. The Company's other source of liquidity at the holding company level consists of dividends from Oracle Re. Dividend payments by the Company's insurance subsidiary to the Company are subject to certain Bermuda regulatory restrictions as well as contractual restrictions. Under the LOC Agreement, dividends by Oracle Re in any fiscal year may generally not exceed the greater of (a) 50% of Oracle Re's statutory net income for the preceding fiscal year and
(b) the lesser of (i) $3,000,000 and (ii) Oracle Re's statutory net income for the preceding fiscal year.

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

In addition to Oracle Re's current liquidity requirements, Oracle Re is required to provide collateral security with respect to letters of credit outstanding under the LOC Agreement and otherwise. Under the LOC Agreement, the collateral maintenance requirement is equal to up to 145% of the amount of the outstanding letters of credit. In the event that sufficient collateral cannot be maintained relative to these requirements, Oracle Re may be required to negotiate with its reinsureds to reduce the size of the reinsurance transactions, thereby decreasing the amounts of letters of credit and related collateral requirements under the LOC Agreement. Moreover, if Oracle Re were unable to furnish sufficient collateral or otherwise were to fail to satisfy any covenant or requirement under the LOC Agreement, it may be required to liquidate all or a substantial portion of its investment portfolio or otherwise secure its obligations under its reinsurance agreements, which would likely have a material adverse effect on the business and operations of the Company.

The Company believes that the sources of funding available at the holding company and insurance subsidiary levels, respectively, will be adequate to satisfy on both a short-term and long-term basis the companies' applicable liquidity requirements.

MARKET RISK

There have been no material changes in the Company's exposure to market risk or its management of such risk since December 31, 1999.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In connection with and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions its readers regarding certain forward-looking statements in the foregoing discussions and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," or "judgment." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include changes in global economic and financial conditions and markets, the Company's investment strategy and implementation thereof, the performance of the Company's investment portfolio, competitive conditions in the global reinsurance markets, the ability of the Company to generate new business opportunities and submissions and changes in insurance or other laws and regulations or governmental interpretations thereof. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.

                           PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10.1 - Reinsurance Agreement between Oracle Reinsurance Company Ltd. and Reliance Standard Life Insurance Company

                           10.2 - Reinsurance Agreement between Oracle Reinsurance Company Ltd. and Safety National Casualty Corporation

                           10.3 - Investment Advisory Agreement between Oracle Reinsurance Company Ltd. and Acorn Advisory Capital L.P.

                           10.4 - Second Amendment to the Letter of Credit Agreement, dated as of March 31, 2000, among Oracle Reinsurance Company Ltd., the various financial institutions parties thereto and Bank of America, National Association (formerly known as Bank of America National Trust and Savings Association) as letter of credit administrator and as agent, The Bank of New York, as co-agent, Deutsche Bank AG, as co-agent, Dresdner Bank AG, New York Branch as co-agent and Fleet National Bank, as co-agent

                           11 - Computation of Earnings Per Common Share (incorporated herein by reference to Note D to the Consolidated Financial Statements included elsewhere herein)

                           27 -     Financial Data Schedule

                  (b)      Reports on Form 8-K

                           The Company filed a report on Form 8-K on January 28, 2000 which restated the Company's Consolidated Statements of Income for each of the first three quarters of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DELPHI INTERNATIONAL LTD. (Registrant)

                                   /s/ COLIN O'CONNOR
                                   Colin O'Connor
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

                                   /s/ DAVID EZEKIEL
                                   David Ezekiel
                                   Vice President and Director
                                   (Principal Accounting and Financial Officer)

Date: May 12, 2000