Form 10-Q
period 2000-06-30
DELPHI INTERNATIONAL LTD
filed 2000-08-14
CIK 1045275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

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

                                  Yes X     No


As of August 10, 2000, the Registrant had 4,079,014 Common Shares outstanding.

                          DELPHI INTERNATIONAL LTD.

                                  FORM 10-Q

                                    INDEX


PART I.     FINANCIAL INFORMATION                                        Page
            Consolidated Statements of (Loss) Income and
            Comprehensive (Loss) Income for the Three and
            Six Months Ended June 30, 2000 and 1999                        3

            Consolidated Balance Sheets at June 30, 2000
            and December 31, 1999                                          4

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2000 and 1999                        5

            Notes to Consolidated Financial Statements                     6

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8


PART II.    OTHER INFORMATION                                             11

                        PART I. FINANCIAL INFORMATION

                  DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

                          (UNAUDITED: IN US DOLLARS)


                                                             Three Months Ended                     Six Months Ended
                                                                   June 30,                              June 30,
                                                      --------------------------------        --------------------------------
                                                           2000                1999                2000                1999
                                                      ------------        ------------        ------------        ------------
REVENUES:
Premiums written                                                $-                  $-                  $-                  $-
Premiums ceded                                                  --                  --                  --                  --
                                                      ------------        ------------        ------------        ------------
Premiums earned                                                 --                  --                  --                  --
Underwriting fees                                              621               7,168               7,789              15,596
Net investment income                                    2,050,973           9,390,576           8,720,639          12,725,187
                                                      ------------        ------------        ------------        ------------
Total revenues                                           2,051,594           9,397,744           8,728,428          12,740,783
                                                      ------------        ------------        ------------        ------------
LOSSES AND EXPENSES:
Losses and loss expenses incurred                          536,248           1,627,082           1,718,872           2,853,519
Underwriting and acquisition expenses                      790,223           4,577,733           1,602,039           4,653,926
Interest expense                                           766,078             703,442           1,547,511           1,392,164
General and administrative expenses                        563,360             507,656           1,146,225           1,023,918
                                                      ------------        ------------        ------------        ------------
Total losses and expenses                                2,655,909           7,415,913           6,014,647           9,923,527
                                                      ------------        ------------        ------------        ------------
Net (loss) income                                         (604,315)          1,981,831           2,713,781           2,817,256
Dividends on Preferred Shares                             (280,250)           (237,500)           (517,750)           (475,000)
                                                      ------------        ------------        ------------        ------------
Net (loss) income attributable to Common Shares          $(884,565)         $1,744,331          $2,196,031          $2,342,256
                                                      ------------        ------------        ------------        ------------
Basic and diluted net (loss) income per
  Common Share                                              $(0.22)              $0.43               $0.54               $0.57
Comprehensive (loss) income:
   Net (loss) income                                     $(604,315)         $1,981,831          $2,713,781          $2,817,256
   Other comprehensive income (loss):
   Change in unrealized losses on fixed
    maturity securities, net of
    reclassification adjustments                            33,822            (891,763)             98,275          (1,380,359)
                                                      ------------        ------------        ------------        ------------
     Comprehensive (loss) income                         $(570,493)         $1,090,068          $2,812,056          $1,436,897
                                                      ============        ============        ============        ============



                See notes to consolidated financial statements

                  DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                         (UNAUDITED: IN U.S. DOLLARS)


                                                              JUNE 30,           DECEMBER 31,
                                                                2000                 1999
                                                           -------------        -------------
Assets:
Investments:
     Fixed maturity securities, available for sale         $  91,354,198        $  84,226,329
     Balances with independent investment managers            23,509,523           27,389,096
     Equity securities                                         7,515,900            7,515,900
                                                           -------------        -------------
                                                             122,379,621          119,131,325

Cash and cash equivalents                                     15,670,452           22,514,299
Funds withheld by ceding reinsurer                            13,104,951           13,735,735
Receivable from independent investment managers                       --            2,536,997
Deferred acquisition costs                                       912,600            1,087,506
Accrued income                                                 5,940,564            5,599,079
Other assets                                                     138,882               85,307
Assets held for participating shareholder:
     Cash and cash equivalents                                   137,370              125,306
     Fixed maturity securities                                 1,574,106            1,509,842
     Other assets                                                 30,000               51,571
                                                           -------------        -------------

Total assets                                               $ 159,888,546        $ 166,376,967
                                                           =============        =============

Liabilities:
Reserves for losses and loss expenses                      $ 105,368,935        $ 112,528,589
Subordinated notes                                            34,234,983           32,760,750
Other liabilities                                              4,017,517            7,687,330
Liabilities relating to participating shareholder:
     Reserves for losses and loss expenses                     1,632,616            1,618,509
     Other liabilities                                            37,879               30,089
                                                           -------------        -------------

Total liabilities                                            145,291,930          154,625,267
                                                           -------------        -------------

Participating Preferred Shareholder's equity:
Participating Preferred Shares, $0.01 par value;
     1,000 shares authorized, issued and outstanding                  10                   10
Additional paid-in capital                                           990                  990
Retained earnings                                                 70,981               38,121
                                                           -------------        -------------

                                                                  71,981               39,121
                                                           -------------        -------------
Shareholders' equity:
Preferred Shares, $0.01 par value;
     5,000,000 shares authorized, 100,000 shares
     issued and outstanding                                        1,000                1,000
Common Shares, $0.01 par value; 10,000,000 shares
     authorized, 4,079,014 shares issued and
     outstanding                                                  40,790               40,790
Additional paid-in capital                                    30,863,157           30,863,157
Appropriation for dividend on Preferred Shares                 1,467,750              950,000
Accumulated other comprehensive loss                          (1,448,703)          (1,546,978)
Retained deficit                                             (16,399,359)         (18,595,390)
                                                           -------------        -------------
Total shareholders' equity                                    14,524,635           11,712,579
                                                           -------------        -------------

Total liabilities and shareholders' equity                 $ 159,888,546        $ 166,376,967
                                                           =============        =============



                See notes to consolidated financial statements

                  DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (UNAUDITED: IN US DOLLARS)


                                                                   SIX MONTHS ENDED
                                                                      JUNE 30,
                                                           --------------------------------
                                                                2000                1999
                                                           ------------       -------------
Net cash flows from operating activities:
Net income                                                 $  2,713,781        $  2,817,256
Adjustments to reconcile net income to net cash
   (used) provided by operating activities:
   Interest on subordinated notes                             1,474,233           1,350,000
   Investment income related to balances with
      independent investment managers                        (2,053,683)        (11,341,748)
   Amortization on fixed maturity securities                    (64,812)            (44,691)
   Changes in assets and liabilities:
    Funds withheld by ceding reinsurer                          630,784           1,649,214
    Deferred acquisition costs                                  174,906              30,209
    Accrued income                                           (5,626,913)            (10,488)
    Other assets                                                (53,575)           (100,176)
    Reserves for losses and loss expenses                    (7,159,654)         (9,452,799)
    Receivable from independent investment managers           2,536,997          26,821,178
    Other liabilities                                        (3,669,811)          2,007,536
                                                           ------------        ------------

    Net cash (used) provided by operating activities        (11,097,747)         13,725,491
                                                           ------------        ------------

Cash flows from investing activities:
   Proceeds from sales of fixed maturity securities             319,395             197,064
   Withdrawals from balances with independent
       investment managers                                   11,508,255           5,498,219
   Purchases of investments with independent
       investment managers                                   (5,575,000)        (20,820,000)
   Purchases of fixed maturity securities                    (1,998,750)         (2,519,863)
                                                           ------------        ------------

    Net cash provided (used) by investing activities          4,253,900         (17,644,580)
                                                           ------------        ------------

Decrease in cash and cash equivalents                        (6,843,847)         (3,919,089)
Cash and cash equivalents at beginning of period             22,514,299          26,152,550
                                                           ------------        ------------

Cash and cash equivalents at the end of period             $ 15,670,452        $ 22,233,461
                                                           ============        ============



                See notes to consolidated financial statements

                  DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 1999. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1999. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1999.

NOTE B - INVESTMENTS

At June 30, 2000, the Company had fixed maturity securities available for sale with a carrying value of $91.4 million and an amortized cost of $92.8 million and balances with independent investment managers with a carrying value and a fair value of $23.5 million. At December 31, 1999, the Company had fixed maturity securities available for sale with a carrying value of $84.2 million and an amortized cost of $85.8 million and balances with independent investment managers with a carrying value and a fair value of $27.4 million. During the six months ended June 30, 2000, the Company elected to receive the $5.3 million dividend due on the preferred securities of the LLC in the form of additional preferred securities of the LLC in lieu of cash. The amounts invested with independent investment managers are, with certain limited exceptions, withdrawable at least annually, subject to applicable notice requirements.

NOTE C - CAPITAL SECURITIES AND LOAN FINANCING

Pursuant to the terms of the Subordinated Notes, interest due on such notes of $1.5 million and $1.4 million for the six months ended June 30, 2000 and 1999, respectively, has been paid by the issuance of additional Subordinated Notes.

The Company's Series A Preferred Shares (the "Preferred Shares") are entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, a cumulative dividend of 9.5% per annum on the shares' issue price. The dividend is payable in cash or in additional Preferred
Shares or a combination thereof. A provision for the cumulative dividend at June 30, 2000 has been recorded as an appropriation of retained deficit.

In accordance with a resolution passed at the Company's annual general meeting held on May 8, 2000, $20.9 million has been transferred from the Company's share premium account to the Company's contributed surplus account, which account, under the Bermuda Companies Act, 1981 (the "Act"), is available for the payment of dividends or other distributions to shareholders, subject to compliance with the solvency requirements of the Act. The amount available for distribution due to the increase in the contributed surplus account is included in additional paid-in capital on the Company's balance sheet. The cumulative dividend on the Preferred Shares outstanding at December 31, 1999 was declared on July 24, 2000, payable by the issuance of 9,000 additional Preferred Shares, which are redeemable at $100 per share, and the distribution of $50,000 in cash.

                  DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES

                                 (UNAUDITED)





NOTE D - COMPUTATION OF NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per Common Share is computed by dividing net (loss) income attributable to Common Shares by the weighted average number of Common Shares outstanding for the period:


                                                 Three Months Ended                    Six Months Ended
                                                      June 30,                             June 30,
                                                 ------------------                    ----------------
                                               2000               1999              2000               1999
                                               ----               ----              ----               ----
Numerator:
   Net (loss) income                       $  (604,315)       $ 1,981,831        $ 2,713,781        $ 2,817,256
   Dividends on Preferred Shares              (280,250)          (237,500)          (517,750)          (475,000)
                                           -----------        -----------        -----------        -----------
   Net (loss) income attributable
     to common shareholders                $  (884,565)       $ 1,744,331        $ 2,196,031        $ 2,342,256
                                           ===========        ===========        ===========        ===========

Denominator:
   Weighted average common shares
      outstanding                            4,079,014          4,079,014          4,079,014          4,079,014
   Effect of dilutive securities                    --              2,505                 --              1,252
                                           -----------        -----------        -----------        -----------
   Weighted average common shares
      outstanding, assuming dilution         4,079,014          4,081,519          4,079,014          4,080,266
                                           ===========        ===========        ===========        ===========

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

Results of Operations

Six Months Ended June 30, 2000 Compared to
Six Months Ended June 30, 1999

Underwriting Income. The Company did not earn any premium income from reinsurance contracts during the six months ended June 30, 2000 and 1999. Due to excess capacity in the global reinsurance markets and the resulting lack of attractively priced reinsurance programs, the Company did not take on any new reinsurance business during either period.

Investment Income. Investment income for the six months ended June 30, 2000 was $8.7 million as compared with investment income for the six months ended June 30, 1999 of $12.7 million. Investment results during these periods are primarily derived from preferred dividends from the LLC, the assets of which are invested with independent investment managers, and from investment vehicles of independent investment managers, which are accounted for under the equity method, with earnings and losses included in net investment income. Investment income for the six months ended June 30, 1999 primarily resulted from the recovery in numerous sectors of global financial markets in the period, which impacted positively upon the performance of the investment portfolios of the independent investment managers.

Underwriting and Other Expenses. Losses and loss expenses for the six months ended June 30, 2000 were $1.7 million as compared to $2.9 million for the six months ended June 30, 1999. Losses and loss expenses primarily reflect the increase in discounted values of existing reserves, which accrete over time. Losses and loss expenses for the first half of 2000 have been reduced by a $0.5 million gain realized on the recapture by RSL of approximately 29% of the existing group long term disability liabilities ceded to Oracle Re under its quota share reinsurance agreement with RSL.

Underwriting and acquisition expenses totalled $1.6 million for the six months ended June 30, 2000 as compared to $4.7 million in the six months ended June 30, 1999. Underwriting and acquisition expenses in the first half of 2000 reflect $1.5 million of profit sharing commissions incurred during the first six months of the year under the Safety National and RSL reinsurance agreements while underwriting and acquisition expenses in the 1999 period reflect $4.5 million of profit sharing commissions payable under the Safety National and RSL reinsurance agreements for the period from inception through June 30, 1999.

Three Months Ended June 30, 2000 Compared to
Three Months Ended June 30, 1999

Underwriting Income. The Company did not earn any premium income from reinsurance contracts during the three months ended June 30, 2000 and 1999. Due to excess capacity in the global reinsurance markets and the resulting lack of attractively priced reinsurance programs, the Company did not take on any new reinsurance business during either period.

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Investment Income. Investment income for the second quarter of 2000 was $2.1 million as compared with investment income of $9.4 million in the second quarter of 1999. Investment results during these periods are primarily derived from preferred dividends from the LLC, the assets of which are invested with independent investment managers, and from investment vehicles of independent investment managers, which are accounted for under the equity method, with earnings and losses included in net investment income. Investment income for the second quarter of 1999 reflects strong investment results primarily as a result of the recovery in numerous sectors of the global financial markets during this period, which impacted positively upon the performance of the investment portfolios of the independent investment managers.

Underwriting and Other Expenses. Losses and loss expenses of $0.5 million in the second quarter of 2000 and $1.6 million in the second quarter of 1999 primarily reflect the accretion of the discounted values of existing reserves. Losses and loss expenses for the second quarter of 2000 have been reduced by a $0.5 million gain realized on the recapture by RSL of approximately 29% of the existing group long term disability liabilities ceded to Oracle Re under its quota share reinsurance agreement with RSL.

Underwriting and acquisition expenses totaled $0.8 million in the second quarter of 2000 as compared to $4.6 million in the second quarter of 1999. Underwriting and acquisition expenses in the second quarter of 2000 reflect $0.7 million of profit sharing commissions payable under the Safety National and RSL reinsurance agreements for the quarter. Underwriting and acquisition expenses in the second quarter of 1999 reflect $4.5 million of profit sharing commissions payable under the reinsurance agreements with Safety National and RSL for the period from inception through June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liquidity needs at the holding company level include funding operating expenses and interest payments on the Subordinated Notes. At the Company's option, the Company may pay interest on the Subordinated Notes in additional Subordinated Notes in lieu of cash payments during any five-year period. During the six-month period to June 30, 2000, $1.5 million of interest due on the Subordinated Notes was paid by the issuance of additional Subordinated Notes with an aggregate principal amount of $1.5 million. As of June 30, 2000, the Company had $14.3 million in financial assets at the holding company level. The Company's other source of liquidity at the holding company level consists of dividends from Oracle Re. Dividend payments by the Company's insurance subsidiary to the Company are subject to certain Bermuda regulatory restrictions as well as contractual restrictions. Under the LOC Agreement, dividends by Oracle Re in any fiscal year may generally not exceed the greater of (a) 50% of Oracle Re's statutory net income for the preceding fiscal year and
(b) the lesser of (i) $3,000,000 and (ii) Oracle Re's statutory net income for the preceding fiscal year.

The principal liquidity requirement of the Company's insurance subsidiary, Oracle Re, in addition to funding operating expenses, is the fulfilment of the obligations under its reinsurance agreements. The primary source of funding for these obligations, in addition to operating earnings, is the net cash flow from the investments included in Oracle Re's investment portfolio. Each of the Company's reinsurance agreements involved a one-time payment to Oracle Re at inception and does not provide for ongoing reinsurance premiums. In the second quarter of 2000, Oracle Re and RSL effected the recapture of approximately 29% of the existing group long term disability liabilities ceded to Oracle Re under its quota share reinsurance agreement with RSL. In connection with such recapture, $4.3 million in cash was transferred to RSL.

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

                          PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its Annual General Meeting of Shareholders on May 8, 2000. Four directors were elected at the meeting for a term of three years. The voting results for all matters at the meeting were as follows:

        1)     Election of Directors:


                                                                    VOTES
                                                            ---------------------
                                                                         Withhold
                                                                For     Authority
                                                                ---     ---------
            Harold F. Ilg................................   2,335,926     2,500
            Lewis S. Ranieri.............................   2,335,916     2,510
            Thomas L. Rhodes.............................   2,335,916     2,510
            Robert M. Smith, Jr. ........................   2,335,926     2,500


        2) With regard to the adoption of the consolidated financial statements of the Company for the year ended December 31, 1999, this proposal received 2,335,926 votes for approval and 2,500 votes abstaining.

        3) With regard to the appointment of Ernst & Young as the Company's independent auditors for the fiscal year ending December 31, 2000, this proposal received 2,319,482 votes for approval 16,444 votes against approval and 2,500 votes abstaining.

        4) With regard to proposals to be considered by the Company, as the holder of all outstanding voting common shares of Oracle Reinsurance Company Ltd. and O.R. Investments Ltd., at the Annual General Meetings of Oracle Reinsurance Company Ltd. and O.R. Investments Ltd., this proposal received 1,744,584 votes for approval 18,814 votes against approval and 3,282 votes abstaining.

        5) With regard to the proposal that the share premium account in the amount of $20,864,157 relating to the common shares of the Company be reduced and the credit arising therefore be transferred to the Company's contributed surplus account, this proposal received 1,755,368 votes for approval, 8,156 votes against approval and 3,156 votes abstaining.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          11- Computation of Earnings Per Common Share (incorporated herein by reference to Note D to the Consolidated Financial Statements included elsewhere herein)

          27-  Financial Data Schedule

     (b)  Reports on Form 8-K

               None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DELPHI INTERNATIONAL LTD. (Registrant)


                                /s/ COLIN O'CONNOR
                                ------------------
                                Colin O'Connor
                                President and Chief Executive Officer
                                (Principal Executive Officer)

                                /s/ DAVID EZEKIEL
                                ------------------
                                David Ezekiel
                                Vice President and Director
                                (Principal Accounting and Financial Officer)

Date: August 10, 2000