Form 10-Q
period 2000-09-30
DELPHI INTERNATIONAL LTD
filed 2000-11-13
CIK 1045275

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000
                               ------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission File Number 333-34829
                       ---------

                            DELPHI INTERNATIONAL LTD.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Bermuda                        (441) 295-3688                        N/A
-------------------------------   ------------------------------   -------------------------------
(State or other Jurisdiction of   (Registrant's telephone number,  (I.R.S. Employer Identification
incorporation or organization)          including area code)                   Number)


Chevron House, 11 Church Street, Hamilton, Bermuda                      HM 11
-----------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days:

                           Yes  X            No
                               ---             ---

              As of November 9, 2000, the Registrant had 4,079,014
                           Common Shares outstanding.

                            DELPHI INTERNATIONAL LTD.

                                    FORM 10-Q

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                  Page
                                                                                         -----

                  Consolidated Statements of Income and Comprehensive Income for
                  the Three and Nine Months Ended September 30, 2000 and 1999              3

                  Consolidated Balance Sheets at September 30, 2000
                  and December 31, 1999                                                    4

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2000 and 1999                            5

                  Notes to Consolidated Financial Statements                               6

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      8

PART II.          OTHER INFORMATION                                                        11

                          PART I. FINANCIAL INFORMATION

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                           (UNAUDITED; IN US DOLLARS)

                                                 Three Months Ended                       Nine Months Ended
                                                    September 30,                           September 30,
                                              2000                 1999               2000                 1999
                                              ----                 ----               ----                 ----
REVENUES:
Premiums written                           $         --       $         --       $         --       $         --
Premiums ceded                                       --                 --                 --                 --
                                           ------------       ------------       ------------       ------------
Premiums earned                                      --                 --                 --                 --
Underwriting fees                                37,554              7,246             45,343             22,842
Net investment income                         3,799,942          3,933,532         12,520,581         16,658,719
                                           ------------       ------------       ------------       ------------

Total revenues                                3,837,496          3,940,778         12,565,924         16,681,561

LOSSES AND EXPENSES:
Losses and loss expenses incurred               976,177          1,204,487          2,695,049          4,058,006
Underwriting and acquisition expenses           782,162            833,979          2,384,201          5,487,905
Interest expense                                808,834            711,173          2,356,345          2,103,337
General and administrative expenses             439,492            418,054          1,585,717          1,441,972
                                           ------------       ------------       ------------       ------------
Total losses and expenses                     3,006,665          3,167,693          9,021,312         13,091,220
                                           ------------       ------------       ------------       ------------
Net income                                      830,831            773,085          3,544,612          3,590,341

Dividends on Preferred Shares                  (258,875)          (237,500)          (776,625)          (712,500)
                                           ------------       ------------       ------------       ------------
Net income attributable to
  Common Shares                            $    571,956       $    535,585       $  2,767,987          2,877,841
                                           ============       ============       ============       ============

Basic and diluted net income
  per Common Share                         $       0.14       $       0.13       $       0.68       $       0.70

Comprehensive income:
   Net income                              $    830,831       $    773,085       $  3,544,612       $  3,590,341
   Other comprehensive income
     (loss):
   Change in unrealized losses
     on fixed maturity securities, net
     of reclassification
     adjustments                                248,914           (225,800)           347,189         (1,606,159)
                                           ------------       ------------       ------------       ------------
     Comprehensive income                  $  1,079,745       $    547,285       $  3,891,801       $  1,984,182
                                           ============       ============       ============       ============



                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                          (UNAUDITED; IN U.S. DOLLARS)

                                                                  SEPTEMBER 30,                DECEMBER 31,
                                                                      2000                         1999
                                                                      ----                         ----
Assets:
Investments:
    Fixed maturity securities, available for sale               $  88,964,255                $  84,226,329
    Balances with independent investment managers                  28,921,442                   27,389,096
    Equity securities                                               7,515,900                    7,515,900
                                                                -------------                -------------
                                                                  125,401,597                  119,131,325

Cash and cash equivalents                                          11,272,687                   22,514,299
Funds withheld by ceding reinsurer                                 12,789,559                   13,735,735
Receivable from independent investment managers                            --                    2,536,997
Deferred acquisition costs                                            899,563                    1,087,506
Accrued income                                                      8,468,499                    5,599,079
Other assets                                                           80,139                       85,307
Assets held for participating shareholder:
    Cash and cash equivalents                                         253,433                      125,306
    Fixed maturity securities                                       1,595,109                    1,509,842
    Other assets                                                    1,119,090                       51,571
                                                                -------------                -------------
Total assets                                                    $ 161,879,676                $ 166,376,967
                                                                =============                =============

Liabilities:
Reserves for losses and loss expenses                           $ 104,112,512                $ 112,528,589
Subordinated notes                                                 35,775,557                   32,760,750
Other liabilities                                                   3,465,595                    7,687,330
Liabilities relating to participating
    shareholder:
    Reserves for losses and loss expenses                           2,309,367                    1,618,509
    Other liabilities                                                 643,240                       30,089
                                                                -------------                -------------
Total liabilities                                                 146,306,271                  154,625,267
                                                                =============                =============

Participating Preferred Shareholders' equity:
Participating Preferred Shares, $0.01 par
    value; 4,000 and 1,000 shares authorized,
    issued and outstanding, respectively                                   40                           10
Additional paid-in capital                                              3,960                          990
Retained earnings                                                      15,025                       38,121
                                                                -------------                -------------

Total Participating Preferred Shareholders'
   equity                                                              19,025                       39,121
                                                                -------------                -------------

Shareholders' equity:
Preferred Shares, $0.01 par value; 5,000,000
    shares authorized, 109,000 and 100,000
    shares issued and outstanding, respectively                         1,090                        1,000
Common Shares, $0.01 par value; 10,000,000
    shares authorized, 4,079,014 shares issued
    and outstanding                                                    40,790                       40,790
Additional paid-in capital                                         30,036,442                   29,913,157
Appropriation for dividend on Preferred
    Shares                                                            776,625                      950,000
Accumulated other comprehensive loss                               (1,199,789)                  (1,546,978)
Retained deficit                                                  (14,100,778)                 (17,645,390)
                                                                -------------                -------------
Total shareholders' equity                                         15,554,380                   11,712,579
                                                                -------------                -------------
Total liabilities and shareholders' equity                      $ 161,879,676                $ 166,376,967
                                                                =============                =============


                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED; IN US DOLLARS)


                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                            ----------------------------
                                                                                            2000                    1999
                                                                                            ----                    ----
Net cash flows from operating activities:
Net income                                                                              $  3,544,612           $  3,590,341
Adjustments to reconcile net income to net cash (used) provided by operating activities:
    Interest on subordinated notes                                                         3,014,807              1,350,000
    Investment income related to balances with independent investment managers            (2,560,111)           (12,071,848)
    Amortization on fixed maturity securities                                                (91,723)               (67,114)
    Changes in assets and liabilities:
        Funds withheld by ceding reinsurer                                                   946,176              1,953,163
        Deferred acquisition costs                                                           187,943                 45,313
        Accrued income                                                                    (8,154,848)            (2,716,545)
        Other assets                                                                           5,168                (30,393)
        Reserves for losses and loss expenses                                             (8,416,077)           (11,520,755)
        Receivable from independent investment managers                                    2,536,997             24,549,305
        Other liabilities                                                                 (4,221,734)             3,995,121
                                                                                        ------------           ------------

        Net cash (used) provided by operating activities                                 (13,208,790)             9,076,588
                                                                                        ------------           ------------

Cash flows from investing activities:
    Proceeds from sales of fixed maturity securities                                       2,985,163                314,748
    Withdrawals from balances with independent investment managers                        11,602,765             82,993,641
    Purchases of investments with independent investment managers                        (10,575,000)           (21,082,500)
    Purchases of fixed maturity securities                                                (1,998,750)           (77,661,906)
                                                                                        ------------           ------------
        Net cash provided (used) by investing activities                                   2,014,178            (15,436,017)
                                                                                        ------------           ------------
Cash flows from financing activities:
    Proceeds from issuance of participating preferred shares                                   3,000                     --
    Dividend payment on preferred shares                                                     (50,000)                    --
                                                                                        ------------           ------------
        Net cash used by financing activities                                                (47,000)                    --
                                                                                        ------------           ------------
Decrease in cash and cash equivalents                                                    (11,241,612)            (6,359,429)
Cash and cash equivalents at beginning of period                                          22,514,299             26,152,550
                                                                                        ------------           ------------

Cash and cash equivalents at the end of period                                          $ 11,272,687           $ 19,793,121
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

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 1999. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1999. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 1999.

Recently Adopted Accounting Standards. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), which is required to be adopted in fiscal years beginning after June 15, 2000. SFAS 133 will require all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged item or items through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The portion of a derivative's change in fair value not effective as a hedge will be immediately recognized in earnings. The Company does not expect the adoption of SFAS 133 to have a material impact on the earnings or financial position of the Company.

NOTE B - INVESTMENTS

At September 30, 2000, the Company had fixed maturity securities available for sale with a carrying value of $89.0 million and an amortized cost of $90.2 million and balances with independent investment managers with a carrying value and a fair value of $28.9 million. At December 31, 1999, the Company had fixed maturity securities available for sale with a carrying value of $84.2 million and an amortized cost of $85.8 million and balances with independent investment managers with a carrying value and a fair value of $27.4 million. The amounts invested with independent investment managers are, with certain limited exceptions, withdrawable at least annually, subject to applicable notice requirements.

During the first quarter of 2000, the Company elected to receive the $5.3 million dividend due on the preferred securities of the LLC in the form of additional preferred securities of the LLC in lieu of cash.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE C - CAPITAL SECURITIES AND LOAN FINANCING

Pursuant to the terms of the Subordinated Notes, interest due on such notes of $3.0 million and $1.4 million for the nine months ended September 30, 2000 and 1999, respectively, has been paid by the issuance of additional Subordinated Notes.

The Company's Series A Preferred Shares (the "Preferred Shares") are entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, a cumulative dividend of 9.5% per annum on the shares' issue price. The dividend is payable in cash or in additional Preferred Shares or a combination thereof. A provision for the cumulative dividend at September 30, 2000 has been recorded as an appropriation of additional paid-in capital.

In accordance with a resolution passed at the Company's annual general meeting held on May 8, 2000, $20.9 million has been transferred from the Company's share premium account to the Company's contributed surplus account, which account, under the Bermuda Companies Act, 1981 (the "Act"), is available for the payment of dividends or other distributions to shareholders, subject to compliance with the solvency requirements of the Act. The amount available for distribution due to the increase in the contributed surplus account is included in additional paid-in capital on the Company's balance sheet. The cumulative dividend on the Preferred Shares outstanding at December 31, 1999 was declared on July 24, 2000, and paid by the issuance of 9,000 additional Preferred Shares, which are redeemable at $100 per share, and the distribution of $50,000 in cash.

NOTE D - COMPUTATION OF NET INCOME PER COMMON SHARE

The following table sets forth the numerators and denominators used to calculate basic and diluted results per share:

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                             -------------                    -------------
                                                         2000             1999             2000            1999
                                                         ----             ----             ----            ----
Numerator:
   Net income                                      $   830,831      $   773,085      $ 3,544,612      $ 3,590,341
   Dividends on Preferred Shares                      (258,875)        (237,500)        (776,625)        (712,500)
                                                   -----------      -----------      -----------      -----------
   Net income attributable to common
     shareholders                                  $   571,956      $   535,585      $ 2,767,987      $ 2,877,841
                                                   ===========      ===========      ===========      ===========

Denominator:
   Weighted average common shares outstanding        4,079,014        4,079,014        4,079,014        4,079,014
   Effect of dilutive securities                            --            7,559               --            3,354
                                                   -----------      -----------      -----------      -----------
   Weighted average common shares outstanding,
      assuming dilution                              4,079,014        4,086,573        4,079,014        4,082,368
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

Results of Operations

Underwriting Income. The Company did not earn any premium income from reinsurance contracts during the nine months ended September 30, 2000 and 1999. Due to excess capacity in the global reinsurance markets and the resulting lack of attractively priced reinsurance programs, the Company did not take on any new reinsurance business during either period. During the third quarter of 2000, the Company effected three new rent-a-captive programs for which it receives underwriting fee income.

Investment Income. Investment income for the nine months ended September 30, 2000 was $12.5 million as compared with $16.7 million for the nine months ended September 30, 1999. Investment results during these periods are primarily derived from preferred dividends from the LLC, the assets of which are invested with independent investment managers, and from investment vehicles of independent investment managers, which are accounted for under the equity method, with earnings and losses included in net investment income. Investment income for the nine months ended September 30, 1999 primarily resulted from the recovery in numerous sectors of global financial markets in the period, which impacted positively upon the performance of the investment portfolios of the independent investment managers.

Underwriting and Other Expenses. Losses and loss expenses for the nine months ended September 30, 2000 were $2.7 million as compared with $4.1 million for the nine months ended September 30, 1999. Losses and loss expenses primarily reflect the increase in discounted values of existing reserves, which accrete over time. Losses and loss expenses for the nine months ended September 30, 2000 have been reduced by a $0.5 million gain realized on the recapture by RSL of approximately 29% of the existing group long term disability liabilities ceded to Oracle Re under its quota share reinsurance agreement with RSL.

Underwriting and acquisition expenses totalled $2.4 million for the nine months ended September 30, 2000 as compared with $5.5 million for the nine months ended September 30, 1999. Underwriting and acquisition expenses for the first nine months of 2000 reflect $2.3 million of profit sharing commissions payable under the Safety National and RSL reinsurance agreements for this period while underwriting and acquisition expenses in the 1999 period reflect $5.3 million of profit sharing commissions payable under the Safety National and RSL reinsurance agreements for the period from inception through September 30, 1999.

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's current liquidity needs at the holding company level include funding operating expenses and interest payments on the Subordinated Notes. At the Company's option, the Company may pay interest on the Subordinated Notes in additional Subordinated Notes in lieu of cash payments during any five-year period. During the nine-month period ended September 30, 2000, $3.0 million of interest due on the Subordinated Notes was paid by the issuance of additional Subordinated Notes with an aggregate principal amount of $3.0 million. As of September 30, 2000, the Company had $14.5 million in financial assets at the holding company level. The Company's other source of liquidity at the holding company level consists of dividends from Oracle Re. Dividend payments by the Company's insurance subsidiary to the Company are subject to certain Bermuda regulatory restrictions as well as contractual restrictions. Under the LOC Agreement, dividends by Oracle Re in any fiscal year may generally not exceed the greater of (a) 50% of Oracle Re's statutory net income for the preceding fiscal year and (b) the lesser of (i) $3,000,000 and (ii) Oracle Re's statutory net income for the preceding fiscal year.

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

                                   DELPHI INTERNATIONAL LTD. (Registrant)


                                   /s/ COLIN O'CONNOR
                                   --------------------------------------
                                   Colin O'Connor
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

                                   /s/ DAVID EZEKIEL
                                   --------------------------------------
                                   David Ezekiel
                                   Vice President and Director
                                   (Principal Accounting and Financial Officer)

Date: November 10, 2000