Form 10-K405
period 2000-12-31
DELPHI INTERNATIONAL LTD
filed 2001-04-02
CIK 1045275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000
                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to_____________

Commission File Number 333-34829
                       ---------

                            DELPHI INTERNATIONAL LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      BERMUDA                                     (441)  295-3688                              98-0206924
--------------------                      ------------------------------            ------------------------------
(State or other jurisdiction of           (Registrant's telephone number            (I.R.S. Employer Identification
incorporation or organization)                  including area code)                 Number)

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

                  Yes   X             No
                      -----              -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price for the Registrant's Common Shares on March 16, 2001 was $6,975,533. For purposes of this computation, shares held directly or indirectly by directors and officers of the Registrant have been excluded; however, such exclusion does not constitute an admission that such persons are affiliates of the Registrant.

As of March 16, 2001, the Registrant had 4,079,014 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2001 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

This document contains certain forward-looking statements as defined in the Securities Exchange Act of 1934, some of which may be identified by the use of such terms as "expects", "believes", "anticipates", "intends", "judgment" and other similar expressions. These statements are subject to various uncertainties and contingencies, which could cause actual results to differ materially from those expressed in such statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements".

                                     PART I

ITEM 1. BUSINESS

Delphi International Ltd. (the "Company", which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise), is an insurance holding company engaged through its subsidiary in reinsuring group employee benefit products, including group long-term disability and excess workers' compensation insurance, as well as selected liability risks, and providing alternative risk market products. The Company is not authorized to, and does not, conduct its business in the United States.

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

REINSURANCE BUSINESS

In 1998, the Company entered into loss portfolio reinsurance agreements with Safety National Casualty Corporation ("Safety National") and Reliance Standard Life Insurance Company ("RSL"), both subsidiaries of Delphi Financial Group, Inc. ("DFG"), an aggregate excess reinsurance agreement with a U.S. domiciled professional liability insurer, and a rent-a-captive transaction. In 2000, the Company entered into three additional rent-a-captive transactions.

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

The group long-term disability insurance products of RSL which the Company reinsures provide a specified level of benefits to persons who, because of sickness or injury, are unable to work for a specified period of time. Such benefits generally are paid monthly and typically are limited for any one employee to two-thirds of the employee's earned income up to a specified limit. The Company's group long-term disability reinsurance agreement is a quota share agreement under which the Company reinsures a portion of the ceding company's liabilities for specified disability claims which were outstanding as of the date of the agreement. In 2000, Oracle Re and RSL effected the partial termination of the reinsurance coverage ("recapture") with respect to approximately 29% of the remaining liabilities ceded under this contract. In this connection, $4.1 million in cash was transferred to RSL, as of the effective date of the recapture, with respect to the liabilities as to which Oracle Re's reinsurance coverage was terminated. Oracle Re recognized a gain of $0.5 million on this recapture. In 1999, Oracle Re and RSL effected the recapture of the reinsurance coverage with respect to approximately 35% of the liabilities ceded under this agreement. In this connection, $10.0 million in cash was transferred to RSL, representing the amount of the GAAP reserves recaptured, as of the effective date of the recapture, with respect to the liabilities as to which Oracle Re's reinsurance coverage was terminated. No gain or loss was recognized with regard to this recapture.

The professional liability business reinsured by the Company, which consists of certain lawyers' and accountants' liability coverages, provides coverage to the ceding company for aggregate net losses in excess of $8.5 million on the business reinsured with respect to claims made during specified prior periods. The Company's liability for losses pursuant to such coverage is limited to $16.5 million in the aggregate of which $10.0 million had been paid as of December 31, 2000.

Oracle Re's rent-a-captive programs allow clients to participate in a significant portion of their own loss exposure without the administrative costs and capital commitment necessary to establish and operate their own captive insurance company. A portion of the underwriting profit and investment income produced by the client's rent-a-captive business is returned to the client, creating a direct incentive for the client to engage in loss prevention and loss control and to reduce the overall cost of financing its loss exposures. Oracle Re typically will receive investment, management or other fees for its captive insurance products and services but may also retain a degree of underwriting risk. Oracle Re's existing rent-a-captive business is set up in accordance with its bye-laws and private enabling legislation as separate and distinct cells and the results of these rent-a-captive programs do not affect the operating results of the Company. Accordingly, except for fee income derived from the rent-a-captive business, the Company's financial information does not include such business, which is disclosed in a separate note to the Consolidated Financial Statements. In accordance with the requirements of the Segregated Accounts Companies Act 2000, Oracle Re has notified the Bermuda Registrar of Companies that it operates segregated accounts by virtue of the authority conferred by the private enabling legislation.

The Company did not earn any premium income from reinsurance contracts during 2000 and 1999. The following table sets forth the reinsurance premiums for the period from January 27, 1998 to December 31, 1998:

  Excess workers' compensation                        $82,086,000
  Group long-term disability                           39,833,950
  Professional liability                               13,425,000
                                                     ------------
                                                     $135,344,950
                                                     ============


Each of the Company's existing reinsurance agreements involved a one-time payment of reinsurance premium to the Company at inception and does not provide for ongoing premium payments. In the case of the excess workers' compensation reinsurance agreement, the amount paid to the Company was reduced by an advance underwriting cash flow profit commission in the amount of $16.0 million, which was retained and is held by Safety National and against which annual earned underwriting cash flow profit commission is offset. The profitability of these reinsurance agreements is affected by, among other things, differences between actual and projected loss experience on the business reinsured and the Company's ability to control administration expenses, as well as the claims administration and reserving practices of the ceding companies. The Company has retained, rather than retroceding to third party reinsurers, substantially all of the risks it has assumed through these reinsurance agreements.

The table below sets forth for the period from January 27, 1998 to December 31, 1998 the loss and expense ratios expressed as a percent of premium on the Company's reinsurance agreements:



                                                                       Combined
                                     Loss Ratio      Expense Ratio      Ratio
Excess workers' compensation                99%                 -            99%
Group long-term disability                  91%               13%           104%
Professional liability                     102%                 -           102%


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

The Company's assets have been allocated primarily among a number of investment managers that utilize diverse investment strategies, to a special purpose limited liability company (the "LLC") and, to a lesser extent, to investments in fixed maturity securities. The Company's investment of $77.9 million in the LLC is represented by preferred and common securities. Ninety percent of the Company's investment in the LLC consists of redeemable preferred securities carrying a cumulative dividend of 13.5% per annum. This dividend rate represents a reduction from the 15.5% rate that had applied prior to 2001. The Company's consent to such reduction is subject to ratification by the Company's shareholders, which will be sought at the Company's 2001 annual shareholder meeting. The Company accrues dividend income on the preferred securities of the LLC to the extent supported by the underlying assets of the LLC. During the first quarter of 2000, the Company elected to receive the $5.3 million dividend due on the preferred securities of the LLC in the form of additional preferred securities of the LLC in lieu of cash. The assets of the LLC are also invested among a number of investment managers. The investment managers' general strategy categories include, among others, diversified hedging, hedged equity, common stock/specialised trading, short selling, risk arbitrage, distressed securities, futures and commodities and foreign securities investing. The managers primarily invest in a variety of marketable securities and other liquid assets. The Company and the LLC have invested in the investment vehicles of the managers, which are generally in the form of a corporation or other limited liability entity, or through managed accounts in which the manager invests directly on behalf of the Company or the LLC. These investments can generally be redeemed on at least an annual basis with many of the managers providing quarterly or more frequent liquidity. At December 31, 2000, the investment by the Company in the preferred securities of the LLC has been included in the carrying value of the Company's fixed maturity securities.

The Company's multi-manager, multi-strategy approach is intended to produce capital appreciation with reduced volatility. The Company's investment portfolio benefited in 1999 from the significant recovery in a number of sectors in the global financial markets. In 1998, the Company's investment portfolio experienced significant negative volatility due to extreme and adverse conditions affecting a number of sectors in the global financial markets.

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

The following table sets forth, for the periods indicated, the Company's investment results:

                                                                                                                      Period from
                                                                                                                 January 27, 1998 to
                                                                           Year ended December 31,                    December 31,
                                                                        2000                    1999                      1998
                                                                        ----                    ----                      ----

Average investments (1) ..................................          $ 133,570,125           $ 135,990,542            $ 121,750,773
Net investment income (loss) (2) .........................             13,163,847              22,286,339              (16,413,875)
Weighted average annual yield (3) ........................                    9.9%                   16.4%                   (13.5)%
Net realized investment gains (losses) ...................          $         520           $    (138,815)           $     310,630

(1) Average investments are computed by dividing total investments, which include investments, cash and cash equivalents, and proceeds receivable from independent investment managers, at the beginning of the period, or the initial cost of investments in the case of the period ended December 31, 1998, plus the individual quarter end balances by five and deducting one-half of investment income.

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

The following table provides a reconciliation of beginning and ending gross and net reserves for losses and loss expenses related to the Company's property-casualty reinsurance agreements for the periods indicated:

                                                                                                                    Period From
                                                                                                                 January 27, 1998
                                                                                   Year Ended December 31,        to December 31,
                                                                                    2000              1999             1998
                                                                                    ----              ----             ----

Reserves for losses and loss expenses, beginning of period ..............       $ 95,533,408      $ 95,159,629     $       --
     Incurred losses and loss expenses:
          Current year ..............................................                   --                --         95,159,629
          Prior year (1) ................................................          3,433,416         4,398,533             --
     Paid losses and loss expenses:
          Current year ..................................................               --                --               --
          Prior years ...................................................         (6,008,846)       (4,024,754)            --
                                                                                ------------       -----------     ------------
Reserves for losses and loss expenses, end of period ....................       $ 92,957,978      $ 95,533,408     $ 95,159,629
                                                                                ============      ============     ============

(1) Incurred losses and loss expenses related to prior years primarily reflect the accretion of the discounted values of reserves.

Reserves for losses and loss expenses relating to retrospectively written property-casualty reinsurance agreements have been discounted to reflect the time value of money in accordance with industry practices. The effects of the discount to reflect the time value of money have been removed from the loss development table which follows in order to present the gross loss development. This discount totaled $113.4 million, $107.6 million and $102.5 million at December 31, 1998, 1999 and 2000 respectively. During 2000, $5.1 million of the discount on reserves was amortized and no discount was accrued. The loss development table below illustrates the development of the Company's property-casualty reserves from January 27, 1998 to December 31, 2000.

                                                                                               December 31,
                                                                            1998                   1999            2000
                                                                            ----                   ----            ----

Reserves for losses and loss expenses ......................            $208,597,671            $203,173,866      $195,471,768

Cumulative amount of liability paid:
     One year later ........................................               4,024,754               6,008,846
     Two years later .......................................              10,033,600
Liability re-estimated as of:
     One year later ........................................             207,198,620             201,480,614
     Two years later .......................................             205,505,368
Cumulative redundancy ......................................               3,092,303               1,693,252


The "Reserves for losses and loss expenses" line of the table above shows the estimated reserve for losses and loss expenses recorded at the end of each of the periods indicated. These liabilities represent the estimated amount of losses and expenses for claims that are unpaid at the end of each period. The "Cumulative amount of liability paid" line of the table represents the cumulative amounts paid with respect to the liability previously recorded as of the end of each succeeding period. The "Liability re-estimated" line of the table shows the re-estimated amount relating to the previously recorded liability and is based upon experience as of the end of each succeeding period. This estimate is either increased or decreased as additional information about the frequency and severity of claims for each period becomes available and is reviewed. The Company periodically reviews the estimated reserves for claims and claim expenses and any changes are reflected currently in earnings for each period. The Company has not experienced significant adverse deviations from its assumptions. The "Cumulative redundancy" line of the table represents the aggregate change in the estimated claim reserve liabilities from the dates indicated through December 31, 2000.

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

EMPLOYEES

The Company and its subsidiaries employed one person at December 31, 2000.

OTHER SUBSIDIARIES

The Company conducts certain of its investment management activities through its wholly-owned subsidiary, O.R. Investments Ltd.

OTHER TRANSACTIONS

PARTICIPATING SHAREHOLDER DIVIDEND

A dividend of $1.0 million on the Company's participating preferred shares, which were issued by the Company in connection with a rent-a-captive program, was declared and paid in November 1999 from the surplus available in that rent-a-captive program.

RIGHTS OFFERING AND OTHER FINANCING

In January 1998, the Company issued to each stockholder of DFG rights to acquire up to 2,039,507 of the Company's Common Shares at $10.25 per share. These shares were effectively fully subscribed, with the shares not initially being taken up by stockholders of DFG having been subscribed for by standby purchasers of the rights offering. The Company received net proceeds of $20.9 million from the offering. A two for one stock split was distributed in June 1998, increasing shares outstanding from 2,039,507 to 4,079,014. In addition to the capital raised by the rights offering, DFG and certain of its subsidiaries purchased from the Company during 1998 $40.0 million in aggregate principal amount of 9% subordinated notes due 2028 (the "Subordinated Notes"). In December 1998, DFG sold $10.0 million in aggregate principal amount of the Subordinated Notes to an unrelated third party. Pursuant to the terms of the Subordinated Notes, interest of $3.0 million in 2000 and $2.8 million in 1999 due on such notes has been paid by the issuance of additional Subordinated Notes in lieu of cash payments.

In December 1998, in a private placement to an unrelated third party, the Company issued 100,000 Series A Preferred Shares, $0.01 par value (the "Preferred Shares"), in exchange for $10.0 million in aggregate principal amount of the Subordinated Notes. The Preferred Shares are non-voting and are entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, a cumulative dividend of 9.5% per annum on the shares' issue price, payable in cash, additional Preferred Shares or a combination thereof, and are redeemable at $100 per share at the option of the Company. In accordance with a resolution passed at the Company's Annual General Meeting of Shareholders held on May 8, 2000, the amount of $20.9 million has been transferred from the Company's share premium account to the Company's contributed surplus account, which account, under the Bermuda Companies Act, 1981 (the "Act"), is available for the payment of dividends or other distributions to shareholders, subject to compliance with the solvency requirements of the Act. The amount available for distribution due to the increase in the contributed surplus account is included in additional paid-in capital on the Company's consolidated balance sheet. The cumulative dividend on the Preferred Shares outstanding at December 31, 1999 was paid in 2000 by the issuance of 9,000 additional Preferred Shares and the distribution of $50,000 in cash. The cumulative dividend on the Preferred Shares outstanding at December 29, 2000 was paid by the issuance of 9,855 additional Preferred Shares and the distribution of $50,000 in cash.

On December 31, 1998, the Company issued 1,000 Participating Preferred Shares, $0.01 par value, for proceeds of $1,000 in connection with the establishment of a rent-a-captive program. During the third quarter of 2000, the Company issued 3,000

Participating Preferred Shares, $0.01 par value, for proceeds of $3,000 in connection with the establishment of three additional rent-a-captive programs.

LETTER OF CREDIT AGREEMENTS

In January 1998, Oracle Re entered into a letter of credit agreement (the "LOC Agreement") with a group of banks led by the Bank of America, National Association (formerly known as Bank of America National Trust and Savings Association). The purpose of such agreement is to permit Oracle Re to obtain letters of credit from time to time for the benefit of U.S. insurers that cede reinsurance to Oracle Re. Since Oracle Re is not admitted to do business in the United States, it is necessary that Oracle Re provide collateral security meeting certain U.S. regulatory requirements in order for a U.S. insurer which cedes reinsurance to Oracle Re to receive credit on its statutory financial statements for such reinsurance. A U.S. insurer will typically require that such collateral security be provided in connection with its cession of reinsurance to a non-admitted company such as Oracle Re. Oracle Re's existing reinsurance agreements require that letters of credit be maintained in favor of the respective ceding companies in order to secure Oracle Re's obligations thereunder. Under the LOC Agreement, the banks have committed to provide letters of credit in the aggregate maximum amount of $120.0 million. Presently, letters of credit totaling $89.7 million are outstanding under such agreement and Oracle Re has separately obtained an additional letter of credit in an outstanding amount of $6.5 million as security in connection with existing reinsurance agreements. The banks' commitments under the LOC Agreement will expire in January 2002 and the banks have given notice to Oracle Re that they will not extend such commitments at such time. The Company is presently exploring alternative means by which Oracle Re will secure the reinsurance obligations presently secured pursuant to the LOC Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

The LOC Agreement contains a number of requirements relating to the provisions by Oracle Re of collateral security to the banks and covenants relating to Oracle Re's business and finances. Outstanding letters of credit must be secured by the pledge of investments by Oracle Re to the banks, with varying levels of excess collateral required depending on the asset type pledged. Where the collateral pledged consists of interests in investment vehicles of investment managers, the primary type of asset pledged, the value of such collateral on a mark-to-market basis must generally equal at least 150% of the outstanding letters of credit. The LOC Agreement also contains, among other covenants, limitations on the incurrence of liens, indebtedness and contingent obligations by Oracle Re, statutory surplus maintenance requirements as to Oracle Re, diversification and liquidity requirements as to Oracle Re's investment portfolio and restrictions on dividends to the Company by Oracle Re. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". At December 31, 2000, Oracle Re was in compliance in all material respects with such requirements and covenants.

INVESTMENT ADVISORY AGREEMENT

The allocation of the Company's assets among various investment strategies and among particular investment managers within the strategies is performed by Acorn Advisory Capital L.P. (the "Investment Advisor") pursuant to an investment advisory agreement (the "Investment Advisory Agreement"). This agreement provides for the payment to the Investment Advisor of a fee equal to 50 basis points of assets under management. The Investment Advisor has waived the fee to date under the Investment Advisory Agreement and may continue to waive future fees, although there can be no assurance that it will do so. In addition, the Investment Advisory Agreement allows the Investment Advisor to defer payment of its fees, although there can be no assurance that it will do so. The agreement has been renewed through December 31, 2001. Termination is subject to notice given at least 60 days prior to the end of the then-current term by either the Company or the Investment Advisor. Mr. Rosenkranz, Chairman of the Board of Directors of the Company and Oracle Re, may be deemed to be the beneficial owner of substantially all of the Investment Advisor.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The table below sets forth the names, ages and titles of the members of the Board of Directors and Executive Officers with the Company.

Name                     Age     Position with the Company
----                     ---     -------------------------
Robert Rosenkranz         58     Chairman of the Board and Director
Colin O'Connor            53     President, Chief Executive Officer and Director
David Ezekiel             52     Vice President and Director
Nicolas G. Trollope       53     Director
Edward A. Fox             64     Director
Harold F. Ilg             53     Director
Charles P. O'Brien        64     Director
Lewis S. Ranieri          54     Director
Thomas L. Rhodes          61     Director
Robert M. Smith, Jr.      49     Director

In addition, Bermuda law imposes certain managerial requirements for all exempted companies. To meet these requirements, the Company and Oracle Re have a secretary who is ordinarily resident in Bermuda and a resident representative. In accordance with Bermuda law, the secretary of the Company can not also act as the resident representative. To satisfy Bermuda law, the Company and Oracle Re have appointed David Ezekiel and Malcolm S. Mitchell as resident representative and Secretary, respectively.

MR. ROSENKRANZ has served as Chairman of the Board of each of the Company and Oracle Re since their inception in September 1997. Mr. Rosenkranz has served as the President and Chief Executive Officer of DFG since May 1987 and has served as Chairman of the Board of Directors of DFG since April 1989. Mr. Rosenkranz is also the Chairman of the Board of RSL, First Reliance Standard Life Insurance Company ("FRSLIC") and Reliance Standard Life Insurance Company of Texas ("RSLIC-Texas") and a director of Safety National. Mr. Rosenkranz has served as either sole or managing general partner of Rosenkranz & Company or as beneficial owner of its corporate general partner since October 1978.

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

MR. TROLLOPE has served as Director of each of the Company and Oracle Re since their inception in September 1997. Mr. Trollope is a partner with the law firm of Conyers Dill & Pearman, Hamilton, Bermuda, which he joined in 1975. Mr. Trollope is a director and officer of numerous Bermuda exempted companies for which Conyers Dill & Pearman acts as legal counsel and for which its associated company, Codan Services Ltd, provides corporate administrative services. Mr. Trollope served as Secretary of the Company and Oracle Re from their inception to May 2000.

MR. FOX has served as Director of each of the Company and Oracle Re since their inception in September 1997. Mr. Fox has served as Chairman of the Board of USA Education, Inc. since August 1997 and is currently a director of New England Life Insurance Company and Greenwich Capital Management and is Non-Executive Chairman of Eldorado Bancshares, Inc. From May 1990 until September 1994, Mr. Fox was the Dean of the Amos Tuck School of Business Administration at Dartmouth College, and from April 1973 until May 1990, he was President and Chief Executive Officer of the Student Loan Marketing Association. In addition, Mr. Fox is a director of DFG.

MR. ILG has served as a Director of each of the Company and Oracle Re since their inception in September 1997. Mr. Ilg has served as Chairman of the Board of Safety National since January 1999 and as President and Chief Executive Officer of RSL from April 1999 to October 2000. Prior to January 1999, Mr. Ilg served as Vice-Chairman of the Board of Safety National, where he has been employed in various capacities since 1978. Mr. Ilg serves as a director of RSL, FRSLIC and RSLIC-Texas.

MR. O'BRIEN has served as a Director of each of the Company and Oracle Re since their inception in September 1997. Mr. O'Brien has served as Chairman Emeritus of RSL since April 1999, when he retired from the position of President and Chief Executive Officer of RSL, in which capacity he had served since August 1976. Mr. O'Brien also serves as a director of DFG, RSL, FRSLIC and RSLIC-Texas.

MR. RANIERI has served as a Director of the Company since its inception in September 1997. Mr. Ranieri is currently Chairman and Chief Executive Officer of Ranieri & Co., Inc. and oversees Hyperion Partners L.P. and Hyperion Partners II L.P. (collectively, "Hyperion"), funds created to invest in the financial services, housing and real estate industries. As part of his responsibilities with Hyperion, Mr. Ranieri serves as Vice-Chairman of Hyperion Capital Management, Inc., a New York-based money management firm specializing in mortgage-backed securities, as Chairman, Director and/or Trustee of several closed-end investment companies advised by Hyperion Capital Management, Inc. Mr. Ranieri also serves as a director of DFG.

MR. RHODES has served as a Director of each of the Company and Oracle Re since their inception in September 1997. Mr. Rhodes has been President of National Review since November 1992, where he has also served as a director since 1988. From 1987 to November 1992, Mr. Rhodes was a partner of Goldman, Sachs & Co., New York, NY. Mr. Rhodes is Vice-Chairman of the Board of Directors of The Lynde and Harry Bradley Foundation and American Land Lease, Inc. Mr. Rhodes is a director of Apartment Investment and Management Company, DFG, RSL, FRSLIC and RSLIC-Texas.

MR. SMITH has served as a Director of each of the Company and Oracle Re since their inception in September 1997. Mr. Smith has served as Executive Vice President of DFG since November 1999 and previously served as Vice President of DFG since July 1994. Mr. Smith is a director of DFG, RSL, FRSLIC, RSLIC-Texas and Safety National.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

The closing price for the Company's Common Shares was $3 1/64 on March 16, 2001. There were approximately 700 holders of record of the Company's Common Shares as of March 16, 2001.

The following table sets forth the high and low closing prices for the Company's Common Shares for the periods indicated. The Company's Common Shares are traded on the NASDAQ National Market System under the symbol DLTDF. Prior to August 13, 1998, the Company's Common Shares were quoted on the National Association of Securities Dealers, Inc.'s Electronic Bulletin Board under the symbol DPHIF.


                                                HIGH        LOW
                                                ----        ---
1999:     First Quarter                     $ 8  7/16    $ 5  5/16
          Second Quarter                      7            4   5/8
          Third Quarter                       6  7/16      5  5/16
          Fourth Quarter                      6  7/16      3 17/32

2000:     First Quarter                     $ 5  7/16    $ 3 13/16
          Second Quarter                      5  3/16      3   7/8
          Third Quarter                       4   7/8      3   1/2
          Fourth Quarter                      3   5/8      2   1/8

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





                                                                                                                      PERIOD FROM
                                                                                                                    JANUARY 27, 1998
                                                                                  YEAR ENDED DECEMBER 31,            TO DECEMBER 31,
INCOME STATEMENT DATA:                                                          2000                  1999                  1998
                                                                                ----                  ----                  ----
Premium written:
        Excess workers' compensation                                        $        --          $        --          $  82,086,000
        Group long-term disability                                                   --                   --             39,833,950
        Professional liability                                                       --                   --             13,425,000
                                                                              -----------        -------------        -------------
                                                                                     --                   --            135,344,950
Premiums ceded                                                                       --                   --                (37,500)
                                                                              -----------        -------------        -------------
        Premiums earned                                                              --                   --            135,307,450
Underwriting fees                                                                  70,445               30,089                 --
Net investment income (loss)                                                   13,163,847           22,286,339          (16,413,875)
Net realized gains (losses) on fixed maturity securities                              520             (138,815)             310,630
                                                                              -----------        -------------        -------------
                                                                               13,234,812           22,177,613          119,204,205
Losses and expenses                                                            11,928,412           16,567,964          142,459,244
                                                                              -----------        -------------        -------------
        Net income (loss)                                                       1,306,400            5,609,649          (23,255,039)
Dividends on Preferred Shares                                                  (1,035,500)            (950,000)                --
                                                                              -----------        -------------        -------------
Net income (loss) attributable to Common Shares                             $     270,900        $   4,659,649        $ (23,255,039)
                                                                              ===========        =============        ==============

Basic and diluted income (loss) per Common Share                            $        0.07        $        1.14        $       (5.70)

Weighted average Common Shares outstanding                                      4,079,192            4,081,530            4,079,014


                                                                                                  DECEMBER 31,
BALANCE SHEET DATA:                                                              2000                1999                  1998
                                                                                 ----                ----                  ----
Total assets                                                                  $160,574,902        $166,376,967         $169,971,128
Subordinated notes                                                              35,775,557          32,760,750           30,000,000
Shareholders' equity                                                            14,072,131          11,712,579            8,009,694

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is an analysis of the results of operations and financial condition of the Company. This analysis should be read in conjunction with the Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS

2000 Compared to 1999

Underwriting Income. The Company did not earn any premium income from reinsurance contracts during the years ended December 31, 2000 and 1999. Due to excess capacity in the global reinsurance markets and the resulting lack of attractively priced reinsurance programs, the Company did not take on any new reinsurance business during either year, other than a quota share reinsurance contract entered into with SNCC in early 1999 which was rescinded in January 2000 and thus is excluded from the Company's financial results. During the third quarter of 2000, the Company effected three additional rent-a-captive programs for which it receives underwriting fee income.

Net Investment Income. Net investment income was $13.2 million for 2000 as compared to $22.3 million for 1999. Investment results during these periods are primarily derived from investment vehicles of independent investment managers, which are accounted for under the equity method, with earnings and losses included in net investment income, and from preferred dividends from the LLC, the assets of which are similarly invested with independent investment managers. The managers' investment gains in 1999 primarily resulted from a recovery in numerous sectors of the global financial markets, which impacted positively upon the performance of the investment portfolios.

Underwriting and Other Expenses. Losses and loss expenses for 2000 were $3.5 million as compared to $5.5 million for 1999. Losses and loss expenses in 2000 and 1999 primarily reflect the accretion of the discounted values of existing reserves. Losses and loss expenses in 2000 have been reduced by a $0.5 million gain realized on the recapture by RSL of approximately 29% of the existing group long term disability liabilities ceded to Oracle Re under its quota share reinsurance agreement with RSL. Underwriting and acquisition expenses totaled $3.2 million for 2000 as compared to $6.3 million for 1999. Underwriting and acquisition expenses in 2000 include $3.1 million of profit sharing commissions payable under the Safety National and RSL reinsurance agreements. Underwriting and acquisition expenses in 1999 include profit-sharing commissions of $6.1 million for the period from inception through December 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liquidity needs at the holding company level include funding operating expenses, the repayment of incorporation expenses paid by DFG and interest payments on the Subordinated Notes. At the Company's option, the Company may pay interest on the Subordinated Notes in additional Subordinated Notes in lieu of cash payments during any five-year period. In 2000, the Company elected to pay $3.0 million of interest due on the Subordinated Notes by the issuance of additional Subordinated Notes with an aggregate principal amount of $3.0 million. As of December 31, 2000, the Company had $14.3 million in financial assets at the holding company level. The Company's other source of liquidity at the holding company level consists of dividends from Oracle Re. Dividend payments by the Company's insurance subsidiary to the Company are subject to certain Bermuda regulatory restrictions as well as contractual restrictions. Under the LOC Agreement, dividends by Oracle Re in any fiscal year may generally not exceed the greater of (a) 50% of Oracle Re's statutory net income for the preceding fiscal year and (b) the lesser of (i) $3,000,000 and
(ii) Oracle Re's statutory net income for the preceding fiscal year. See "Business - Regulation - Bermuda."

The principal liquidity requirement of the Company's insurance subsidiary, Oracle Re, in addition to funding operating expenses, is the fulfillment of the obligations under its reinsurance agreements. The primary source of funding for these obligations, in addition to operating earnings, is the net cash flow from the investments included in Oracle Re's investment portfolio. Each of the Company's existing reinsurance agreements involved a one-time payment to Oracle Re at inception and does not provide for ongoing reinsurance premiums. In 2000, Oracle Re and RSL effected the recapture of approximately 29% of the existing group long term disability liabilities ceded to Oracle Re under its quota share reinsurance agreement with RSL. In this connection, $4.1 million in cash was transferred to RSL, as of the effective date of the recapture, with respect to the liabilities as to which Oracle Re's reinsurance coverage was terminated. The Company recognized a gain of $0.5 million on the recapture.

In addition to Oracle Re's current liquidity requirements, Oracle Re is required to provide collateral security with respect to letters of credit outstanding under the LOC Agreement and otherwise. Under the LOC Agreement, depending on the type of collateral pledged, the collateral maintenance requirement is equal to up to 150% of the amount of the outstanding letters of credit. See "Other Transactions - Letter of Credit Agreement." In the event that sufficient collateral cannot be maintained relative to these requirements, Oracle Re may be required to negotiate with its reinsureds to reduce the size of the reinsurance transactions, thereby decreasing the amounts of letters of credit and related collateral requirements under the LOC Agreement. Moreover, if Oracle Re were unable to furnish sufficient collateral or otherwise were to fail to satisfy any covenant or requirement under the LOC Agreement, it may be required to liquidate all or a substantial portion of its investment portfolio or otherwise secure its obligations under its reinsurance agreements, which would likely have a material adverse effect on the business and operations of the Company. The banks under the LOC Agreement have given notice to Oracle Re that they will not renew such agreement at its expiration in January 2002. The Company intends to negotiate a replacement letter of credit arrangement with such banks or an alternative group of banks and to negotiate with its ceding companies regarding the implementation of alternative security arrangements with respect to all or a portion of its liabilities; however, there can be no assurance regarding the successful completion by the Company of such arrangements or the terms on which such arrangements can be concluded. Since letter of credit arrangements are presently required under the Company's reinsurance agreements with SNCC and RSL, the failure to complete such arrangements would likely have a material adverse effect on the Company.

The Company believes that the sources of funding available at the holding company and insurance subsidiary levels, respectively, will be adequate to satisfy on both a short-term and long-term basis the companies' applicable liquidity requirements.

Investments and Market Risk. At December 31, 2000, the Company has allocated $107.1 million, or 86.1% of the Company's investment portfolio, among a number of investment managers that utilize diverse investment strategies and to investments in the LLC, the assets of which are invested among similar investment managers. Ninety percent of the Company's investment in the LLC consists of redeemable preferred securities carrying a cumulative dividend of 13.5% per annum. See "Business-Investments." The ability of the LLC to pay dividends depends on the performance of the investment vehicles of the independent investment manager with which it invests its assets and the frequency with which the LLC can withdraw its investments in such vehicles. The investment managers' general strategy categories include, among others, diversified hedging, hedged equity, common stock/specialised trading, short selling, risk arbitrage, distressed securities, futures and commodities and foreign securities investing. The managers primarily invest in a variety of marketable securities and other liquid assets. The Company has invested, and the LLC also invests, in the investment vehicles of the managers, which are generally in the form of a corporation or other limited liability entity, or through managed accounts in which the manager invests directly on behalf of the Company or the LLC, as applicable. The investments in substantially all of these investment vehicles can be redeemed on at least an annual basis with many of the managers providing quarterly or more frequent liquidity.

Aside from the Company's investment in preferred securities of the LLC, 13.9% of the Company's investment portfolio at December 31, 2000 was invested in fixed maturity securities, which had a weighted average credit rating of "AAA" as rated by Standard & Poor's Corporation. At December 31, 2000, 91.4% of the Company's fixed maturity securities portfolio other than such preferred securities consisted of mortgage-backed securities. Mortgage-backed securities subject the Company to a degree of interest rate risk, including prepayment and extension risk, which is generally a function of the sensitivity of each security's underlying collateral to prepayments under varying interest rate environments and the repayment priority of the securities in the particular securitization structure. The Company seeks to limit the extent of this risk by emphasizing the more predictable payment classes and securities with stable collateral.

The Company's fixed maturity investments subject it to risks resulting from changes in interest rates. If interest rates were to increase by 10% from their December 31, 2000 levels, the fair value of the Company's fixed maturity investments, other than the preferred securities of the LLC, would decline by approximately $0.8 million as compared to a decline of approximately $1.0 million at December 31, 1999. This analysis incorporates numerous assumptions and estimates and assumes no changes in the Company's investment portfolio in reaction to such interest rate changes. Consequently, the results of this analysis will likely be materially different from the actual changes experienced under given interest rate scenarios.

The Company's Subordinated Notes were issued at a fixed interest rate. A hypothetical 10% decrease in market interest rates would cause a corresponding $2.2 million increase in the fair value of the Company's fixed rate corporate debt as compared to an increase of $2.1 million at December 31, 1999.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In connection with and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions its readers regarding certain forward-looking statements in the foregoing discussions and elsewhere in this Form 10-K and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Some forward-looking statements may be identified by the use of terms such as "expects," "believes," "anticipates," "intends," or "judgment." Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. Examples of such uncertainties and contingencies include changes in global economic and financial conditions and markets, the Company's investment strategy and implementation thereof, the performance of the Company's investment portfolio, competitive conditions in the global reinsurance markets, the ability of the Company to generate new business opportunities and submissions and changes in insurance, tax or other laws and regulations or governmental interpretations thereof. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking information.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference, and in Item 4A in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders, under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

The information required by Item 12 is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders, under the caption "Voting Securities and Principal Holders Thereof" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders, under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The response to this portion of Item 14 is submitted as a separate section of this report (see page 17 of this Form 10-K).

(b)  No reports on Form 8-K were filed during the fourth quarter of 2000.

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

        10.3 Form of Reinsurance Agreement between Oracle Reinsurance Company Ltd. and Safety National Casualty Corporation (1)

        10.4 Form of Investment Advisory Agreement between Oracle Reinsurance Company Ltd. and Acorn Advisory Capital L.P. (1)

        10.5 Description of Oral Employment Agreement with Colin O'Connor (Exhibit 10.7) (1)

        10.6 Letter of Credit Agreement, dated as of January 27, 1998, among Oracle Reinsurance Company Ltd., Bank Of America National Trust and Savings Association, as Agent and L/C Administrator, The Bank of New York, as co-agent, Deutsche Bank AG, as co-agent, Dresdner Bank AG, New York branch, as co-agent and Fleet National Bank, as co-agent, and the other financial institutions party thereto (1)

        10.6(a) First Amendment to Letter of Credit Agreement, dated as of July
                1, 1999, among Oracle Reinsurance Company Ltd., Bank of America National Trust and Savings Association, as Agent and L/C Administrator, The Bank of New York, as co-agent, Deutsche Bank AG, as co-agent, Dresdner Bank AG, New York branch, as co-agent and Fleet National Bank, as co-agent, and the other financial institutions party thereto (2)

        10.6(b) Second Amendment to the Letter of Credit Agreement, dated as of March 31, 2000, among Oracle Reinsurance Company Ltd., the various financial institutions parties thereto and Bank of America, National Association (formerly known as Bank of America National Trust and Savings Association) as letter of credit administrator and as agent, The Bank of New York, as co-agent, Deutsche Bank AG, as co-agent, Dresdner Bank AG, New York Branch as co-agent and Fleet National Bank, as co-agent (3)

        11.1    Computation of Results per Common Share (4)

        21.1    Subsidiaries of the Registrant (5)

        24.1    Powers of Attorney (5)

--------------------------------------------------------------------------------

     (1) Incorporated herein by reference to the designated exhibit to the Company's Form S-1 dated December 30, 1997.

     (2) Incorporated herein by reference to the designated exhibit attached to the Company's Form 10-Q filed November 12, 1999.

     (3) Incorporated herein by reference to the designated exhibit attached to the Company's Form 10-Q filed May 15, 2000.

     (4) Incorporated herein by reference to Note J to the Consolidated Financial Statements included elsewhere herein.

     (5)  Filed herewith.

(d) The following consolidated financial statement schedules of Delphi International Ltd. and subsidiaries are included under Item 8 and are presented beginning on page 33 of this Form 10-K.

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

                                   Delphi International Ltd.

                                   By: /S/ COLIN O'CONNOR
                                           --------------
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                                 Capacity                                             Date
----                                                 --------                                             ----
      /S/ COLIN O'CONNOR                             President and Chief Executive Officer                April 2, 2001
--------------------------------------------         (Principal Executive Officer)
         (Colin O'Connor)

                  *                                  Director                                             April 2, 2001
--------------------------------------------
         (Edward A. Fox)

                  *                                  Director                                             April 2, 2001
--------------------------------------------
         (Harold F. Ilg)

                  *                                  Director                                             April 2, 2001
--------------------------------------------
         (Charles P. O'Brien)

                  *                                  Director                                             April 2, 2001
--------------------------------------------
         (Lewis S. Ranieri)

                  *                                  Director                                             April 2, 2001
--------------------------------------------
         (Thomas L. Rhodes)

                  *                                                                                       April 2, 2001
--------------------------------------------         Chairman of the Board
         (Robert Rosenkranz)                         Director

                  *                                  Director                                             April 2, 2001
--------------------------------------------
         (Robert M. Smith, Jr.)

                  *                                  Director                                             April 2, 2001
--------------------------------------------
         (Nicolas G. Trollope)

     /S/ DAVID EZEKIEL                                                                                    April 2, 2001
--------------------------------------------         Vice President and Director
         (David Ezekiel)                             (Principal Accounting and
                                                     Financial Officer)

* BY      Colin O'Connor
-------------------------
         Attorney-in-Fact

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Net Income (Loss)
                                                                      Per
                                                  Net Income        Common
                                     Revenues        (Loss)          Share
                                     --------        ------          -----
  2000:   First Quarter             $  6,677       $ 3,318            0.76
          Second Quarter               2,052          (604)          (0.22)
          Third Quarter                3,837           831            0.14
          Fourth Quarter                 669        (2,239)          (0.61)




                                                                  Net Income
                                                                      Per
                                                                    Common
                                     Revenues     Net Income         Share
                                     --------     ----------         -----
  1999:   First Quarter             $  3,343        $  836          $ 0.15
          Second Quarter               9,398         1,982            0.43
          Third Quarter                3,941           773            0.13
          Fourth Quarter               5,496         2,019            0.44




Computations of earnings or loss per share for each quarter are made independently of earnings or loss per share for the year. Due to the transactions affecting the weighted average number of shares outstanding in each quarter and due to the uneven distribution of earnings and losses during the year, the sum of quarterly earnings or loss per share does not necessarily equal the earnings or loss per share for the year. The net loss for the fourth quarter of 2000 is primarily attributable to the decline in the value of the assets of the LLC, which the Company believes to be temporary, and the resulting limitation on the accrual of dividend income on the preferred securities of the LLC.

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

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



                                                                                                                                Page
                                                                                                                                ----
Audited Consolidated Financial Statements of Delphi International Ltd. and Subsidiaries


     Report of Independent Auditors ...........................................................................................   18

     Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) -
     Years ended December 31, 2000 and 1999 and the Period from January 27, 1998
     to December 31, 1998 .....................................................................................................   19

     Consolidated Balance Sheets - December 31, 2000 and 1999 .................................................................   20

     Statement of Changes in Shareholders' Equity -
     Years ended December 31, 2000 and 1999 and the Period from January 27, 1998
     to December 31, 1998 .....................................................................................................   21

     Consolidated Statements of Cash Flows -
     Years ended December 31, 2000 and 1999 and the Period from January 27, 1998
     to December 31, 1998 .....................................................................................................   22

     Notes to Consolidated Financial Statements ...............................................................................   23


The following Consolidated Financial Statement Schedules of Delphi International
Ltd. and Subsidiaries are included under Item 14(d):


     Schedule I, Summary of Investments Other Than Investments in Related Parties .............................................   33

     Schedule II, Condensed Financial Information of Registrant ...............................................................   34

     Schedule VI, Supplemental Information Concerning Property-Casualty Insurance Operations ..................................   38

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Delphi International Ltd.


We have audited the accompanying consolidated balance sheets of Delphi International Ltd. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income (loss) and comprehensive income
(loss), changes in shareholders' equity and cash flows for the years ended December 31, 2000 and 1999 and the period from January 27, 1998 to December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(d). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphi International Ltd. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and the period from January 27, 1998 to December 31, 1998 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Hamilton, Bermuda                                              /S/ ERNST & YOUNG
March 15, 2001

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                                                    Period From
                                                                                                                  January 27, 1998
                                                                                  Year Ended December 31,                to
                                                                                  2000                1999         December 31, 1998
                                                                               ----------           ----------     ----------------
Revenue:
Premiums written ....................................................       $        --          $        --          $ 135,344,950
Premiums ceded ......................................................                --                   --                (37,500)
                                                                               ----------           ----------          -----------
Premiums earned .....................................................                --                   --            135,307,450

Underwriting fees ...................................................              70,445               30,089                 --
Net investment income (loss) ........................................          13,163,847           22,286,339          (16,413,875)
Net realized gains (losses) on fixed maturity securities ............                 520             (138,815)             310,630
                                                                               ----------           ----------          -----------
Total revenues ......................................................          13,234,812           22,177,613          119,204,205
                                                                               ----------           ----------          -----------

Losses and expenses:
Losses and loss expenses incurred ...................................           3,542,826            5,508,396          131,437,059
Underwriting and acquisition expenses ...............................           3,178,540            6,323,394            5,192,047
Interest expense ....................................................           3,156,358            2,814,510            2,848,881
General and administrative expenses .................................           2,050,688            1,921,664            1,643,222
Incorporation costs .................................................                --                   --              1,338,035
                                                                               ----------           ----------          -----------
Total losses and expenses ...........................................          11,928,412           16,567,964          142,459,244
                                                                               ----------           ----------          -----------
Net income (loss) ...................................................           1,306,400            5,609,649          (23,255,039)

Dividends on Preferred Shares .......................................          (1,035,500)            (950,000)                --
                                                                               ----------           ----------          -----------
Net income (loss) attributable to Common Shares .....................       $     270,900        $   4,659,649        $ (23,255,039)
                                                                               ==========           ==========          ===========
Basic and diluted income (loss) per Common Share ....................       $        0.07        $        1.14        $       (5.70)
                                                                               ==========           ==========          ===========
Comprehensive income (loss):
     Net income (loss) ..............................................       $   1,306,400        $   5,609,649        $ (23,255,039)
     Other comprehensive income (loss):
     Unrealized gains (losses) on fixed
          maturity securities, net of reclassification
          adjustments of $520, $(138,815) and $310,630,
          respectively ..............................................           1,153,152           (1,906,764)             359,786
                                                                               ----------           ----------          -----------
Comprehensive income (loss) .........................................       $   2,459,552        $   3,702,885        $ (22,895,253)
                                                                               ==========           ==========          ===========

                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                                            DECEMBER 31,
                                                                                                            ------------
                                                                                                      2000                   1999
                                                                                                 -------------        -------------
Assets:
Investments:
      Fixed maturity securities, available for sale                                              $  87,686,378        $  84,226,329
      Balances with independent investment managers                                                 29,193,744           27,389,096
      Equity securities                                                                              7,515,900            7,515,900
                                                                                                 -------------        -------------
                                                                                                   124,396,022          119,131,325

Cash and cash equivalents                                                                           11,265,996           22,514,299
Funds withheld by ceding reinsurer                                                                  12,474,167           13,735,735
Receivable from independent investment managers                                                         54,784            2,536,997
Deferred acquisition costs                                                                             891,951            1,087,506
Accrued investment income                                                                            7,783,170            5,599,079
Other assets                                                                                           699,033               85,307
Assets held for participating shareholders:
      Cash and cash equivalents                                                                        517,195              125,306
      Fixed maturity securities                                                                      1,526,024            1,509,842
      Other assets                                                                                     966,560               51,571
                                                                                                 -------------        -------------
Total assets                                                                                     $ 160,574,902        $ 166,376,967
                                                                                                 =============        =============

Liabilities:
Reserves for losses and loss expenses                                                            $ 103,151,517        $ 112,528,589
Subordinated notes                                                                                  35,775,557           32,760,750
Other liabilities                                                                                    4,561,918            7,687,330
Liabilities relating to participating shareholders:
      Reserves for losses and loss expenses                                                          2,364,968            1,618,509
      Other liabilities                                                                                518,705               30,089
                                                                                                 -------------        -------------
Total liabilities                                                                                  146,372,665          154,625,267
                                                                                                 -------------        -------------
Participating Preferred Shareholders' equity:
Participating Preferred Shares, $0.01 par value; 4,000 and 1,000
     shares authorized, issued and outstanding, respectively                                                40                   10
Additional paid-in capital                                                                               3,960                  990
Retained earnings                                                                                      126,106               38,121
                                                                                                 -------------        -------------
Total Participating Preferred Shareholders' Equity                                                     130,106               39,121
                                                                                                 -------------        -------------
Shareholders' equity:
Preferred Shares, $0.01 par value; 5,000,000 shares authorized,
     118,855 and 100,000 shares issued and outstanding,
     respectively                                                                                        1,189                1,000
Common Shares, $0.01 par value; 10,000,000 shares
     authorized, 4,079,014 shares issued and outstanding                                                40,790               40,790
Additional paid-in capital                                                                          30,762,968           29,913,157
Appropriation for dividend on Preferred Shares                                                            --                950,000
Accumulated other comprehensive loss                                                                  (393,826)          (1,546,978)
Retained deficit                                                                                   (16,338,990)         (17,645,390)
                                                                                                 -------------        -------------
Total shareholders' equity                                                                          14,072,131           11,712,579
                                                                                                 -------------        -------------
Total liabilities and shareholders' equity                                                       $ 160,574,902        $ 166,376,967
                                                                                                 =============        =============

                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           (EXPRESSED IN U.S. DOLLARS)

                                                                         Appropriation   Accumulated
                                                            Additional   for Dividend       Other
                                  Preferred     Common       Paid-in     on Preferred   Comprehensive     Retained
                                    Shares      Shares       Capital        Shares      Income (Loss)     Deficit         Total
                                 -----------  ---------    ------------  -------------  -------------   ------------   ------------
January 27, 1998 to
  December 31, 1998:
Issuance of Share Capital
      Preferred Shares           $     1,000   $     --    $  9,999,000  $          --   $        --    $         --  $ 10,000,000
      Common Shares                              40,790      20,864,157                                                 20,904,947

Net Loss                                                                                                 (23,255,039)  (23,255,039)

Other Comprehensive Income:
      Unrealized gains on
      fixed maturity securities,
      net of reclassification
      adjustments                                                                            359,786                       359,786
                                 -----------  ---------    ------------  -------------  ------------    ------------   ------------

Balance at December 31, 1998           1,000     40,790      30,863,157             --       359,786     (23,255,039)    8,009,694

Net Income                                                                                                 5,609,649     5,609,649

Appropriation for dividend on
  Preferred Shares                                             (950,000)       950,000                                          --

Other Comprehensive Loss:
      Change in unrealized
      losses on fixed maturity
      securities, net of
      reclassification
      adjustments                                                                          (1,906,764)                  (1,906,764)
                                 -----------  ---------    ------------  -------------  -------------   ------------   -----------

Balance at December 31, 1999           1,000     40,790      29,913,157        950,000     (1,546,978)   (17,645,390)   11,712,579

Net Income                                                                                                 1,306,400     1,306,400

Appropriation for dividend on
 Preferred Shares                                            (1,035,500)     1,035,500                                          --

Payment of preferred dividends           189                  1,885,311     (1,985,500)                                   (100,000)

Other Comprehensive Income:
      Change in unrealized
      gains on fixed maturity
      securities, net of
      reclassification adjustments                                                         1,153,152                     1,153,152
                                 -----------  ---------    ------------  -------------  ------------   -------------  ------------
Balance at December 31, 2000      $    1,189    $40,790    $ 30,762,968  $          --   $  (393,826)   $(16,338,990)  $14,072,131
                                 ===========  =========    ============  =============  ============   =============  ============

                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (EXPRESSED IN U.S. DOLLARS)


                                                                                                                     Period From
                                                                                                                   January 27, 1998
                                                                                                                           to
                                                                                    Year Ended December 31,           December 31,
                                                                                  2000                 1999               1998
                                                                              -------------       -------------       -------------
Net cash flows from operating activities:
Net income (loss)                                                             $   1,306,400       $   5,609,649       $ (23,255,039)
Adjustments to reconcile net income (loss) to net cash (used)
  provided by operating activities:
   Investment (income) loss related to balances with independent
        investment managers                                                      (3,378,496)        (14,379,709)         17,856,585
   Interest on subordinated notes paid in kind                                    3,014,807           2,760,750                --
   Net realized (gains) losses on sales of fixed maturity securities                   (520)            138,815            (310,630)
   Amortization of fixed maturity securities                                       (118,771)            (89,669)            (36,870)
Changes in assets and liabilities, net of non-cash activities:
   Funds withheld by ceding reinsurer                                             1,261,568           2,264,264         (16,000,000)
   Receivable from independent investment managers                                2,482,213          25,569,353         (28,106,350)
   Deferred acquisition costs                                                       195,555              60,417          (1,147,923)
   Incorporation costs                                                                 --                  --             1,338,035
   Accrued investment income                                                     (7,469,519)         (5,462,039)           (137,040)
   Other assets                                                                    (613,726)            (37,342)            (47,965)
   Reserves for losses and loss expenses                                         (9,377,072)        (12,663,234)        125,191,823
   Other liabilities                                                             (3,125,412)          3,793,719           3,893,611
                                                                              -------------       -------------       -------------

   Net cash (used) provided by operating activities                             (15,822,973)          7,564,974          79,238,237
                                                                              -------------       -------------       -------------

Cash flows from investing activities:
   Proceeds from sales of fixed maturity securities                               5,096,572           2,270,486           8,849,381
   Withdrawals from balances with independent investment managers                12,148,848          85,270,695          48,404,465
   Purchase of investments with independent investment managers                 (10,575,000)        (21,082,500)       (143,458,630)
   Purchase of fixed maturity securities                                         (1,998,750)        (70,146,006)        (26,448,815)
   Purchase of equity securities                                                       --            (7,515,900)               --
   Incorporation costs                                                                 --                  --            (1,338,035)
                                                                              -------------       -------------       -------------

   Net cash provided (used) by investing activities                               4,671,670         (11,203,225)       (113,991,634)
                                                                              -------------       -------------       -------------

Cash flows from financing activities:
   Proceeds from issuance of Subordinated Notes                                        --                  --            40,000,000
   Extinguishment of Subordinated Notes                                                --                  --           (10,000,000)
   Proceeds from issuance of Preferred Shares                                         3,000                --            10,001,000
   Proceeds from issuance of Common Shares                                             --                  --            20,904,947
   Dividends on Preferred Shares                                                   (100,000)               --                  --
                                                                               ------------       -------------       -------------
   Net cash (used) provided by financing activities                                 (97,000)               --            60,905,947
                                                                              -------------       -------------       -------------

(Decrease) increase in cash and cash equivalents                                (11,248,303)         (3,638,251)         26,152,550

Cash and cash equivalents at beginning of period                                 22,514,299          26,152,550                --
                                                                              -------------       -------------       -------------

Cash and cash equivalents at end of period                                    $  11,265,996        $ 22,514,299       $  26,152,550
                                                                              =============       =============       =============


                 See notes to consolidated financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Delphi International Ltd. ("DIL") and its wholly-owned subsidiaries, Oracle Reinsurance Company Ltd. ("Oracle Re") and O.R. Investments Ltd. ("ORI"). Except where the context indicates otherwise, DIL and its subsidiaries are herein collectively referred to as the "Company". All significant inter-company accounts and transactions have been eliminated. As of December 31, 2000, Mr. Robert Rosenkranz, Chairman of the Board of DIL, by means of direct and indirect ownership of Common Shares, had the power to vote 1,095,004 Common Shares, which represents 26.8% of the total outstanding Common Shares. However, under the Company's bye-laws, the voting rights attributable to these Common Shares are limited to a voting power of 9.5%. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in U.S. Dollars. Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to the 2000 presentation.

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

Nature of Operations. The Company commenced operations in January 1998 through Oracle Re, a Class 3 and long-term registered insurance company under the Bermuda Insurance Act, 1978. The Company did not earn any premium income from reinsurance contracts during the years ended December 31, 2000 and 1999. In the period from January 27, 1998 to December 31, 1998, Oracle Re entered into loss portfolio reinsurance agreements with subsidiaries of Delphi Financial Group, Inc. ("DFG"), an aggregate excess reinsurance agreement with a U.S. professional liability insurer and a rent-a-captive transaction. In 2000, the Company effected three additional rent-a-captive programs.

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

The investment vehicles of independent investment managers are generally in the form of a corporation or other limited liability entity, or are managed accounts in which the manager invests directly on behalf of the client. The investment managers' general strategy categories include, among others, diversified hedging, hedged equity, common stock/specialised trading, short selling, risk arbitrage, distressed securities, futures and commodities and foreign securities investing. The managers primarily invest in a variety of marketable securities and other liquid assets, and, as such, the assets held by these managers are marked to market. The balances with independent investment managers are accounted for under the equity method, with earnings and losses included in net investment income.

The Company's investment in the LLC is represented by common and preferred securities of the LLC. The preferred securities of the LLC are redeemable at the option of the Company. The preferred securities carry a cumulative dividend of 15.5% per annum payable in January of each year. This dividend rate was reduced to 13.5% per annum effective January 1, 2001. The Company's consent to such reduction is subject to ratification by the Company's shareholders, which will be sought at the Company's 2001 annual shareholder meeting. The Company accrues dividend income on the preferred securities to the extent supported by the underlying assets of the LLC. At the option of the Company, unpaid dividends on the redeemable preferred securities of the LLC can be paid in additional redeemable preferred securities in lieu of cash. In January 2000, the Company opted to receive additional redeemable preferred securities in lieu of cash. Accordingly, the LLC issued additional redeemable preferred securities with an aggregate stated value of $5,285,428 to the Company. The investment in the preferred securities of the LLC has been included in the carrying value of fixed maturity securities. The Company's investment in the common securities of the LLC are reported as equity securities at cost in the accompanying consolidated balance sheets.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

The assets of the LLC are invested in investment vehicles with strategies similar to those of the independent investment managers described above. The Company and the LLC can redeem substantially all of their respective investments in the underlying investment vehicles of the independent investment managers, subject to giving applicable notice of redemption, on at least an annual basis with the investment manager providing quarterly or more frequent liquidity in most cases. The values of the investments may change during the required notice periods.

Fixed maturity securities available for sale are carried at fair value with changes in unrealized appreciation and depreciation charged directly to accumulated other comprehensive income (loss) in shareholders' equity. Amortization of the premium or discount on fixed maturity securities is included in net investment income. Net realized gains and losses on the sale of fixed maturity securities are determined under the specific identification method. Declines in fair value of investments that are considered to be other than temporary are reported as realized losses.

At December 31, 2000 and 1999, approximately 54% and 39%, respectively, of the Company's cash and cash equivalents were held by one Bermuda financial institution and approximately 18% and 19%, respectively, of the Company's fixed maturity securities portfolio consisted of mortgage backed securities. The Company does not believe there are any significant risks associated with these concentrations.

Cash and Cash Equivalents. The Company considers all deposits and investments with a maturity of three months or less at purchase as equivalent to cash.

Deferred Acquisition Costs. Deferred acquisition costs consist of taxes incurred at the inception of certain reinsurance agreements and are amortized over the expected duration of the pay out of the related reinsured losses.

Reserves for Losses and Loss Expenses. Reserves for losses and loss expenses represent the Company's share, under its reinsurance contracts, of the liability for unpaid losses and loss expenses which includes amounts determined by the ceding companies on an individual basis for reported losses and estimates of incurred but not reported losses developed on the basis of past experience. The reserves, which have been discounted at rates ranging from 4.6% to 6.3%, are continually reviewed and updated and any resulting adjustments are reflected in current earnings.

Assets held for and liabilities relating to participating shareholders. Assets held for and liabilities relating to participating shareholders relate to rent-a-captive programs established for participating shareholders.

Recently Adopted Accounting Standards. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), which is required to be adopted in fiscal years beginning after June 15, 2000. SFAS 133 will require all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged item or items through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The portion of a derivative's change in fair value not effective as a hedge will be immediately recognized in earnings. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 had no impact on the Company's financial position and results of operations since the Company accounts for changes in the fair value of derivative instruments through earnings.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE B - INVESTMENTS

The amortized cost and fair value of investments in fixed maturity securities available for sale is as follows:

                                                                                   DECEMBER 31, 2000
                                                                               GROSS                 GROSS
                                                       AMORTIZED            UNREALIZED             UNREALIZED              FAIR
                                                          COST                 GAINS                 LOSSES                VALUE
                                                       ------------         ------------          ------------          ------------
Mortgage-backed securities                             $ 15,981,903         $     17,545          $   (178,167)         $ 15,821,281
U.S. Government guaranteed securities                     1,715,354                 --                (233,204)            1,482,150
Corporate securities                                     70,382,947                 --                    --              70,382,947
                                                       ------------         ------------          ------------          ------------
                                                       $ 88,080,204         $     17,545          $   (411,371)         $ 87,686,378
                                                       ============         ============          ============          ============



                                                                                    DECEMBER 31, 1999
                                                                               GROSS                 GROSS
                                                       AMORTIZED            UNREALIZED             UNREALIZED              FAIR
                                                          COST                 GAINS                 LOSSES                VALUE
                                                       ------------         ------------          ------------          ------------
Mortgage-backed securities                             $ 16,523,623         $       --            $ (1,123,945)         $ 15,399,678
U.S. Government guaranteed securities                     1,606,584                 --                (423,033)            1,183,551
Corporate securities                                     67,643,100                 --                    --              67,643,100
                                                       ------------         ------------          ------------          ------------
                                                       $ 85,773,307         $       --            $ (1,546,978)         $ 84,226,329
                                                       ============         ============          ============          ============


The amortized cost and fair value of fixed maturity securities available for sale at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.



                                                   AMORTIZED             FAIR
                                                     COST               VALUE
                                                  -----------        -----------
Greater than 10 years                             $ 1,715,354        $ 1,482,150
Not due at a single maturity date:
     Mortgage-backed securities                    15,981,903         15,821,281
     Corporate securities                          70,382,947         70,382,947
                                                  -----------        -----------
                                                  $88,080,204        $87,686,378
                                                  ===========        ===========

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE B - INVESTMENTS (CONTINUED)

Net investment income (loss) was attributable to the following:

                                                                                            PERIOD FROM
                                                                                          JANUARY 27, 1998
                                                            YEAR ENDED DECEMBER 31,        TO DECEMBER 31,
                                                            2000              1999               1998
                                                            ----              ----               ----

Fixed maturity securities (includes amortization)      $  9,081,866      $  6,577,167       $    639,170
Balances with independent investment managers             3,378,496        14,379,709        (17,856,585)
Other investment income                                     703,485         1,329,463            803,540
                                                       ------------      ------------       ------------
                                                       $ 13,163,847      $ 22,286,339       $(16,413,875)
                                                       ============      ============       ============

Proceeds from sales of fixed maturity securities were $5.1 million, $2.3 million, and $8.8 million during 2000, 1999 and 1998, respectively. Gross gains of $520, $0 and $334,675 and gross losses of $0, $138,815 and $24,045 were realized on those sales during 2000, 1999 and 1998, respectively.

Summarized aggregate unaudited financial information for the entities in which the Company's balances with independent investment managers have been invested is shown below (dollars in thousands):

                                                     DECEMBER 31,
                                               2000              1999
                                               ----              ----

Assets                                       $16,276,308      $14,431,210
                                             ===========      ===========
Liabilities                                  $ 8,480,441      $ 6,991,210
Partners' capital                              7,795,867        7,440,000
                                             -----------      -----------
Total liabilities and partners' capital      $16,276,308      $14,431,210
                                             ===========      ===========

NOTE C - RESTRICTED ASSETS

At December 31, 2000 and 1999, the Company had outstanding letters of credit totaling $97.5 million and $106.6 million, respectively, from a maximum available facility of $136.5 million, in favor of ceding reinsurers. The remaining term of each letter of credit is one year. Cash and cash equivalents and investments with a carrying value of $136.3 million and $141.4 million at December 31, 2000 and 1999, respectively, and a $6.0 million surety bond provided by a third party have been pledged as security for these letters of credit.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE D - RESERVES FOR LOSSES AND LOSS EXPENSES

The following table provides a reconciliation of beginning and ending reserves for losses and loss expenses.

                                                                                                                     PERIOD FROM
                                                                                                                    JANUARY 27, 1998
                                                                                                                            TO
                                                                                  YEAR ENDED DECEMBER 31,               DECEMBER 31,
                                                                              2000                  1999                   1998
                                                                              ----                  ----                   ----
Gross and net reserves for losses and loss
expenses, beginning of period                                             $112,528,589           $125,191,823           $       --
Add incurred losses and loss expenses:
     Prior period                                                            3,542,826              5,508,396                   --
     Current period                                                               --                     --              131,437,059
                                                                          ------------           ------------           ------------
                                                                             3,542,826              5,508,396            131,437,059
                                                                          ------------           ------------           ------------
Deduct paid losses and loss expenses:
     Prior period                                                            8,299,250              8,171,630              6,245,236
     Prior period reserves recaptured by ceding
     company                                                                 4,620,648             10,000,000                   --
     Current period                                                               --                     --                     --
                                                                          ------------           ------------           ------------
                                                                            12,919,898             18,171,630              6,245,236
                                                                          ------------           ------------           ------------
Gross and net reserves for losses and loss
expenses, end of period                                                   $103,151,517           $112,528,589           $125,191,823
                                                                          ============           ============           ============


Incurred losses and loss expenses related to prior periods primarily reflect the accretion of the discounted values of reserves.

During 2000 and 1999, the Company entered into agreements to effect the recapture of approximately 29% and 35%, respectively, of the then-existing group long term disability liabilities ceded to Oracle Re under its quota share reinsurance agreement with Reliance Standard Life Insurance Company ("RSL"). In connection with such recaptures, $4.1 million and $10.0 million in cash was transferred to RSL during 2000 and 1999, respectively.

NOTE E - RIGHTS OFFERING AND OTHER FINANCING

In January 1998, the Company issued to each stockholder of DFG rights to acquire up to 2,039,507 Common Shares of the Company at $10.25 per share. These shares were effectively fully subscribed with the shares not initially taken up by shareholders of DFG being subscribed for by certain standby purchasers of the rights offering. The Company received a net amount of $20.9 million from the offering. A two for one stock split was distributed in June 1998, increasing shares outstanding from 2,039,507 to 4,079,014. In addition to the capital raised by the rights offering, during 1998 DFG and certain of its subsidiaries purchased from the Company $40.0 million in aggregate principal amount of 9% subordinated notes due 2028 (the "Subordinated Notes"). At the Company's option, the Company may pay interest as additional Subordinated Notes in lieu of cash payments during any five-year period. Pursuant to the terms of the Subordinated Notes, the Company elected to pay interest of $3.0 million and $2.8 million in 2000 and 1999, respectively, due on such notes by the issuance of additional Subordinated Notes in lieu of cash payments. In December 1998, DFG sold $10.0 million in aggregate principal amount of the Subordinated Notes to an unrelated third party.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE E - RIGHTS OFFERING AND OTHER FINANCING (CONTINUED)

In December 1998, in a private placement to an unrelated third party, the Company issued 100,000 Series A Preferred Shares, $0.01 par value (the "Preferred Shares"), in exchange for $10.0 million in aggregate principal amount of the Subordinated Notes. The Preferred Shares are non-voting and are entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, a cumulative dividend of 9.5% per annum on the shares' issue price, payable in cash, additional Preferred Shares or a combination thereof, and are redeemable at $100 per share at the option of the Company. In accordance with a resolution passed at the Company's annual general meeting held on May 8, 2000, $20.9 million has been transferred from the Company's share premium account to the Company's contributed surplus account, which account, under the Bermuda Companies Act, 1981 (the "Act"), is available for the payment of dividends or other distributions to shareholders, subject to compliance with the solvency requirements of the Act. The amount available for distribution due to the increase in the contributed surplus account is included in additional paid-in capital on the Company's balance sheet. The cumulative dividend on the Preferred Shares outstanding at December 31, 1999 was paid in 2000 by the issuance of 9,000 additional Preferred Shares, and the distribution of $50,000 in cash. The cumulative dividend on the Preferred Shares outstanding at December 29, 2000 was paid by the issuance of 9,855 additional Preferred Shares and the distribution of $50,000 in cash. In 1998, the Company issued 1,000 Participating Preferred Shares, $0.01 par value, for proceeds of $1,000 in connection with the establishment of a rent-a-captive program. In 2000, the Company issued 3,000 Participating Preferred Shares, $0.01 par value, for proceeds of $3,000 in connection with the establishment of three additional rent-a-captive programs.


NOTE F - FAIR VALUES OF FINANCIAL INSTRUMENTS

                                                                                                        DECEMBER 31, 2000
                                                                                             Carrying                       Fair
                                                                                               Value                        Value
                                                                                             -----------                 -----------
Assets:
     Fixed maturity securities, available for sale                                            $87,686,378                $87,686,378
     Balances with independent investment managers                                             29,193,744                 29,193,744
     Equity securities                                                                          7,515,900                  7,515,900
     Cash and cash equivalents                                                                 11,265,996                 11,265,996

Liabilities:
     Subordinated notes                                                                        35,775,557                 37,412,913


                                                                                                        DECEMBER 31, 1999
                                                                                             Carrying                       Fair
                                                                                               Value                        Value
                                                                                             ------------                -----------
Assets:
     Fixed maturity securities, available for sale                                            $84,226,329                $84,226,329
     Balances with independent investment managers                                             27,389,096                 27,389,096
     Equity securities                                                                          7,515,900                  7,515,900
     Cash and cash equivalents                                                                 22,514,299                 22,514,299

Liabilities:
     Subordinated notes                                                                        32,760,750                 30,917,211

The carrying value for balances with independent investment managers approximates fair value as the underlying assets held by such managers consist of marketable securities and other liquid assets that have been marked-to-market. The fair values for fixed maturity securities, with the exception of the preferred securities of the LLC, have been obtained from broker-dealers and from nationally recognized statistical organizations. The fair value of the preferred and common securities of the LLC approximates the cost of the securities and is supported by the underlying net assets of the LLC. The fair value of the Subordinated Notes is based on the expected cash flows discounted to net present value.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE G - SHAREHOLDERS' EQUITY AND RESTRICTIONS

The Company's Board of Directors declared a two for one stock split on May 27, 1998 which was distributed to shareholders on June 11, 1998, thereby increasing issued and outstanding Common Shares from 2,039,507 to 4,079,014.

The holders of the Company's Common Shares are entitled to one vote per share on all matters submitted to a vote of the Company's shareholders, subject to a 9.5% voting limitation, whereby should the `controlled shares' of any person constitute 9.5% or more of the issued and outstanding Common Shares, the voting rights with respect to such `controlled shares' shall be limited, in the aggregate, to voting power of 9.5% pursuant to a formula specified in the Bye-Laws.

The holders of the Company's Preferred Shares are not entitled to vote on any matter submitted to the shareholders of the Company. The Preferred Shares are entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, a cumulative dividend of 9.5% per annum on the shares' issue price, payable in cash, additional Preferred Shares or a combination thereof and are redeemable at the option of the Company at $100 per share.

Oracle Re is required, by its license as a Class 3 Insurer under the Bermuda Insurance Act 1978 and Related Regulations, to maintain capital and surplus greater than a minimum statutory amount determined as the greater of a percentage of outstanding losses, net of any reinsurance recoverable, or a given fraction of net written premiums. Statutory capital and surplus at December 31, 2000 and 1999 was $41.7 million and $36.8 million, respectively, and the amount required to be maintained by the Company was $14.2 million and $14.8 million, respectively. As a result, actual statutory capital and surplus was in excess of the required minimum. In addition, Oracle Re is limited as to the amount of dividends it may distribute based on, among other things, the level of its statutory capital and surplus. At December 31, 2000, contributed surplus and unrealized gains on investments amounting to $12.4 million were not available for distribution.

Oracle Re is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of its relevant liabilities. At December 31, 2000 and 1999, Oracle Re was required to maintain relevant assets of $81.6 million and $90.1 million, respectively. At those dates, relevant assets were in excess of the amount required and the minimum liquidity ratio was therefore met. Oracle Re may declare and pay a dividend or make a distribution out of contributed surplus or other assets legally available for distribution provided that after the payment of such dividend or distribution Oracle Re will continue to meet its minimum solvency margin and minimum liquidity ratio as detailed above. Further, in accordance with the Act, before reducing by 15% or more its total statutory capital as set out in its previous year's financial statements, a Class 3 insurer must apply to the Minister for his approval and is obliged to provide such information in connection therewith as the Minister may require.

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

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000

NOTE I - STOCK OPTIONS (CONTINUED)

Activity with respect to the Option Plan was as follows:

                                                                            Year Ended December 31,
                                                              2000                    1999                       1998
                                                              ----                    ----                       ----

                                                      Number       Average    Number        Average       Number       Average
                                                        of         Exercise     of          Exercise        of         Exercise
                                                     Options        Price     Options         Price      Options         Price
                                                     ------       --------     ------       ---------      -----       ---------
Options outstanding, beginning of year ........      67,482       $   8.01     14,796       $   18.25       --         $ --

   Options granted ............................      60,003           4.50     52,686            5.13     14,796           18.25
                                                    -------                    ------                     ------

Options outstanding, end of year .............      127,485           6.35     67,482            8.01     14,796           18.25
                                                    =======                    ======                     ======


Exercisable options, end of year ............        97,483       $   6.92     41,139       $    9.85      7,398       $   18.25

The options granted in 1998, 1999 and 2000 become exercisable in four equal 90-day installments.

Information about options outstanding at December 31, 2000 was as follows:


                                                                Outstanding                         Exercisable
                                                   -----------------------------------       ----------------------
                                                   Number        Average      Average           Number      Average
                                                     of         Remaining    Exercise            of        Exercise
Exercise Prices                                    Options       Life         Price            Options       Price
---------------                                   ----------    ---------   ---------        ----------   ---------
     $  4.50...................................       60,003        9.4     $    4.50            30,001   $    4.50
        5.13...................................       52,686        8.4          5.13            52,686        5.13
       18.25...................................       14,796        7.4         18.25            14,796       18.25
                                                  ----------   --------     ---------         ---------    --------

                                                     127,485        8.8     $    6.35            97,483   $    6.92
                                                  ==========    =======     =========         ==========   =========


The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized in the accompanying financial statements for the Option Plan, because the exercise price of the options granted equaled the market price of the underlying stock on the date of grant. If compensation expense for options granted had been recognized based on the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" the Company's net income (loss) would have been $0.1 million, $4.4 million and $(23.4) million and results per share would have been $0.01, $1.09 and $(5.74) [$0.01, $1.08 and $(5.74), assuming dilution] in 2000, 1999 and
1998, respectively. The weighted average per share fair value used to calculate pro forma compensation expense for 2000, 1999 and 1998 was $3.54, $4.21 and $15.01, respectively. These fair values were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 5.5% to 6.5%, volatility factors of the expected market price of the Company's common stock ranging from 66% to 75%, an expected life of the options of ten years and a dividend yield of 0%.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE J - COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

                                                                                                                       PERIOD FROM
                                                                                                                        JANUARY 27,
                                                                                                                          1998 TO
                                                                                     YEAR ENDED DECEMBER 31,            DECEMBER 31,
                                                                                     2000               1999                1998
                                                                                     ----               ----                ----
Numerator:
     Net income (loss) attributable to Common Shares                             $    270,900       $  4,659,649       $(23,255,039)
                                                                                 ============       ============       ============
Denominator:
     Weighted average common shares outstanding                                     4,079,014          4,079,014          4,079,014
     Effect of dilutive securities                                                        178              2,516               --
                                                                                 ------------       ------------       ------------
     Weighted average common shares outstanding, assuming dilution                  4,079,192          4,081,530          4,079,014
                                                                                 ------------       ------------       ------------

Basic income (loss) per Common Share                                             $       0.07       $       1.14       $      (5.70)

Diluted income (loss) per Common Share                                                   0.07               1.14              (5.70)

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

The Investment Advisory Agreement has been renewed through December 31, 2001. Termination is subject to notice given at least 60 days prior to the end of the then-current term by either the Company or the Investment Advisor.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


NOTE M -  RENT-A-CAPTIVE PROGRAM

The following statements of income summarize the results of the Company's rent-a-captive programs, maintained as a separate account in the consolidated balance sheet in accordance with the bye-laws of Oracle Re and its private enabling legislation and, therefore, not included in the Company's consolidated statements of income (loss) and comprehensive income (loss).

                                                                                                     Period From
                                                                Year Ended December 31,         January 27, 1998 to
                                                             2000                 1999           December 31, 1998
                                                             ----                 ----           -----------------
Revenues:
Premiums written                                        $ 1,213,871           $      --             $ 2,875,000
Net investment loss                                        (308,982)             (188,281)                 --
                                                        -----------           -----------           -----------
Total revenues                                              904,889              (188,281)            2,875,000
                                                        -----------           -----------           -----------
Losses and expenses:
Losses and loss expenses incurred                           746,459            (1,256,491)            2,875,000
Underwriting fees                                            70,445                30,089                  --
                                                        -----------           -----------           -----------
Total losses and expenses                                   816,904            (1,226,402)            2,875,000
                                                        -----------           -----------           -----------
Net income                                                   87,985             1,038,121                  --

Retained earnings beginning of year                          38,121                  --                    --

Dividend on Participating
   Preferred Shares                                            --               1,000,000                  --
                                                        -----------           -----------           -----------
Retained earnings end of year                           $   126,106           $    38,121           $      --
                                                        ===========           ===========           ===========

                                                                      SCHEDULE I

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2000
                           (EXPRESSED IN U.S. DOLLARS)



                                                                                                                   AMOUNT
                                                                         AMORTIZED                               IN BALANCE
TYPE OF INVESTMENT                                                         COST              FAIR VALUE             SHEET
------------------                                                         ----              ----------             -----
Fixed maturity securities, available for sale:
     Mortgage-backed securities                                       $   15,981,903       $   15,821,281      $   15,821,281
     U.S. Government guaranteed securities                                 1,715,354            1,482,150           1,482,150
     Corporate securities                                                 70,382,947           70,382,947          70,382,947
                                                                      --------------       --------------      --------------
                                                                          88,080,204           87,686,378          87,686,378
Balances with independent investment managers                             29,193,744           29,193,744          29,193,744
Equity securities                                                          7,515,900            7,515,900           7,515,900
                                                                      --------------       --------------      --------------
Total invested assets                                                 $  124,789,848       $  124,396,022      $  124,396,022
                                                                      ==============       ==============      ==============

                                                                     SCHEDULE II

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   DELPHI INTERNATIONAL LTD. (PARENT COMPANY)
                                 BALANCE SHEETS
                           (EXPRESSED IN U.S. DOLLARS)


                                                                                                         December 31,
                                                                                               2000                         1999
                                                                                           ------------                ------------
Assets:
     Cash and cash equivalents                                                             $  9,759,161                $ 10,084,617
     Fixed maturity securities, available for sale                                            4,395,032                   4,151,047
     Balances with independent investment managers                                              166,125                        --
     Investment in subsidiaries                                                              42,682,456                  37,917,470
     Other assets                                                                               924,588                     252,199
                                                                                           ------------                ------------
Total assets                                                                               $ 57,927,362                $ 52,405,333
                                                                                           ============                ============
Liabilities:
     Subordinated notes                                                                    $ 35,775,557                $ 32,760,750
     Other liabilities                                                                        2,075,674                   1,931,004
                                                                                           ------------                ------------
Total Liabilities                                                                            37,851,231                  34,691,754
                                                                                           ------------                ------------
Participating Preferred Shareholders' Equity:
     Preferred shares                                                                                40                          10
     Additional paid-in capital                                                                   3,960                         990
                                                                                           ------------                ------------
                                                                                                  4,000                       1,000

Shareholders' Equity:
     Preferred Shares                                                                             1,789                       1,600
     Common Shares                                                                               40,790                      40,790
     Additional paid-in capital                                                              36,762,368                  35,912,557
     Appropriation for dividend on Preferred Shares                                                --                       950,000
     Accumulated other comprehensive loss                                                      (393,826)                 (1,546,978)
     Retained deficit                                                                       (16,338,990)                (17,645,390)
                                                                                           ------------                ------------
Total shareholders' equity                                                                   20,072,131                  17,712,579
                                                                                           ------------                ------------
Total liabilities and shareholders' equity                                                 $ 57,927,362                $ 52,405,333
                                                                                           ============                ============



                        See notes to financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                   DELPHI INTERNATIONAL LTD. (PARENT COMPANY)
           STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                           (EXPRESSED IN U.S. DOLLARS)



                                                                                                                     Period From
                                                                               Year Ended December 31,           January 27, 1998 to
                                                                             2000                   1999           December 31, 1998
                                                                         ------------           ------------     ------------------
Revenues:
        Equity in undistributed income (loss) of
          subsidiaries                                                   $  3,851,440           $  8,644,307           $(19,407,501)
        Other net investment income                                           909,111                165,145                 46,087
                                                                         ------------           ------------           ------------
Total revenues                                                              4,760,551              8,809,452            (19,361,414)
                                                                         ------------           ------------           ------------
Expenses:
        Operating expenses                                                    297,793                385,293              1,044,744
        Interest expense                                                    3,156,358              2,814,510              2,848,881
                                                                         ------------           ------------           ------------
Total expenses                                                              3,454,151              3,199,803              3,893,625
                                                                         ------------           ------------           ------------
Net income (loss)                                                           1,306,400              5,609,649            (23,255,039)
Other comprehensive income (loss):
        Net unrealized gains (losses) on fixed
        maturity securities                                                 1,153,152             (1,906,764)               359,786
                                                                         ------------           ------------           ------------


Comprehensive income (loss)                                              $  2,459,552           $  3,702,885           $(22,895,253)
                                                                         ============           ============           ============






                        See notes to financial statements

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                   DELPHI INTERNATIONAL LTD. (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                                                      Period From
                                                                                                                    January 27, 1998
                                                                                                                             to
                                                                                 Year Ended December 31,                December 31,
                                                                               2000                 1999                   1998
                                                                           ------------          ------------          ------------
Net cash flows from operating activities:
     Net income (loss)                                                     $  1,306,400          $  5,609,649          $(23,255,039)
     Adjustments to reconcile net income (loss) to
            net cash used by operating activities:
              Equity in undistributed (income) loss of
                  subsidiaries                                               (3,851,437)           (8,644,307)            19,407,501
              Amortization of fixed maturity securities                          (5,109)               (4,252)               (2,961)
              Net unrealized losses on balance
                 with independent investment managers                              --                    --                 570,202
              Interest on subordinated notes paid in kind                     3,014,807             2,760,750                  --
              Change in other assets and other liabilities                     (504,490)              171,360             2,171,393
              Incorporation costs                                                  --                    --                 806,236
                                                                           ------------          ------------          ------------
     Net cash used by operating activities                                      (39,829)             (106,800)             (302,668)
                                                                           ------------          ------------          ------------
Cash flows from investing activities:
     Proceeds from sale of fixed maturity securities                          2,000,000                  --                    --
     Purchase of fixed maturity securities                                   (1,998,750)                 --              (4,371,477)
     Purchase of investments with independent
        investment managers                                                    (150,000)                 --              (5,000,000)
     Purchase of investments in subsidiaries                                       --                    --             (44,000,000)
     Withdrawals from balances with independent
        investment managers                                                        --               3,939,671                  --
     Incorporation costs                                                           --                    --                (806,236)
                                                                           ------------          ------------          ------------
     Net cash (used) provided by investing activities                          (148,750)            3,939,671           (54,177,713)
                                                                           ------------          ------------          ------------
Cash flows from financing activities:
     Proceeds from issuance of Subordinated Notes                                  --                    --              40,000,000
     Extinguishment of Subordinated Notes                                          --                    --             (10,000,000)
     Proceeds from issuance of Participating
        Preferred Shares                                                          3,000                  --                   1,000
     Proceeds from issuance of Preferred Shares                                    --                    --              10,000,000
     Proceeds from issuance of Common Shares                                       --                    --              20,904,947
     Dividends on Preferred Shares                                             (100,000)                 --                    --
     Advances to subsidiaries                                                   (39,877)             (105,600)              (68,220)
                                                                           ------------          ------------          ------------
     Net cash (used) provided by financing activities                          (136,877)             (105,600)           60,837,727
                                                                           ------------          ------------          ------------
(Decrease) increase in cash and cash equivalents                               (325,456)            3,727,271             6,357,346
Cash and cash equivalents at beginning of period                             10,084,617             6,357,346                  --
                                                                           ------------          ------------          ------------
Cash and cash equivalents at end of period                                 $  9,759,161          $ 10,084,617          $  6,357,346
                                                                           ============          ============          ============

                        See notes to financial statements
                                       36

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

The Company received no cash dividends from subsidiaries for the years ended December 31, 2000 and 1999 or for the period from January 27, 1998 to December 31, 1998.

                                                                     SCHEDULE VI


                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                       SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                           (EXPRESSED IN U.S. DOLLARS)


                                                           December 31,
                                                     2000              1999
                                                    -----              ----

Deferred acquisition costs                       $    688,500       $    729,000

Reserves for losses and loss expenses              92,957,978         95,533,408

Discount deducted from above (1)                  102,513,790        107,640,458


                                                                                                                     Period From
                                                                               Year Ended December 31,           January 27, 1998 to
                                                                            2000                     1999          December 31, 1998
                                                                            ----                     ----         ------------------

Earned premiums                                                        $       --              $       --              $ 95,473,500

Net investment income (loss)                                             11,756,268              18,307,932             (11,993,187)

Losses and loss expenses incurred related to:
                  Current year                                                 --                      --                95,159,629
                  Prior years                                             3,433,416               4,398,533                    --

Amortization of policy acquisition costs                                     40,500                  40,500                  40,500

Paid losses and loss expenses                                             6,008,846               4,024,754                    --

Premiums written                                                               --                      --                95,511,000


(1) Based on interest rates ranging from 4.6% to 6.3%.