Form 10-Q
period 2001-03-31
DELPHI INTERNATIONAL LTD
filed 2001-05-15
CIK 1045275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

                           Yes     X                 No
                               --------                 --------


  As of May 10, 2001, the Registrant had 4,079,014 Common Shares outstanding.

                            DELPHI INTERNATIONAL LTD.
                                    FORM 10-Q

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

PART I.       FINANCIAL INFORMATION                                         Page
                                                                            ----
              Consolidated Statements of Income and Comprehensive
              Income for the Three Months Ended March 31, 2001
              and 2000                                                        3

              Consolidated Balance Sheets at March 31, 2001
              and December 31, 2000                                           4

              Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2001 and 2000                      5

              Notes to Consolidated Financial Statements                      6

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             8



PART II.      OTHER INFORMATION                                              11

                          PART I. FINANCIAL INFORMATION

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                          (UNAUDITED; IN U.S. DOLLARS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                         ----------------------------
                                                             2001             2000
                                                         -----------      -----------
REVENUES:
Premiums written                                         $        --      $        --
Premiums ceded                                                    --               --
                                                         -----------      -----------
Premiums earned                                                   --               --
Underwriting fees                                             23,134            7,168
Net investment income                                      4,119,379        6,669,666
                                                         -----------      -----------
Total revenues                                             4,142,513        6,676,834
                                                         -----------      -----------

LOSSES AND EXPENSES:
Losses and loss expenses incurred                            817,772        1,182,624
Underwriting and acquisition expenses                        816,958          811,816
Interest expense                                             793,320          781,433
General and administrative expenses                          421,583          582,865
                                                         -----------      -----------
Total losses and expenses                                  2,849,633        3,358,738
                                                         -----------      -----------
Net income                                                 1,292,880        3,318,096

Dividends on Preferred Shares                               (282,281)        (237,500)
                                                         -----------      -----------

Net income attributable to Common Shares                 $ 1,010,599      $ 3,080,596
                                                         ===========      ===========

Basic and diluted income per Common Share                $      0.25      $      0.76
Weighted average Common Shares outstanding                 4,079,014        4,079,014

Comprehensive income:
    Net income                                           $ 1,292,880      $ 3,318,096
    Other comprehensive income:
     Change in unrealized losses on fixed maturity
      securities net of reclassification adjustments         330,772           64,453
                                                         -----------      -----------

Comprehensive income                                     $ 1,623,652      $ 3,382,549
                                                         ===========      ===========


                See notes to consolidated financial statements.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED; IN U.S. DOLLARS)

                                                                      MARCH 31,         DECEMBER 31,
                                                                         2001               2000
                                                                    -------------      -------------
Assets:
Investments:
       Fixed maturity securities, available for sale                $  94,434,639      $  87,686,378
       Balances with independent investment managers                   23,811,016         29,193,744
       Equity securities                                                7,515,900          7,515,900
                                                                    -------------      -------------
                                                                      125,761,555        124,396,022

Cash and cash equivalents                                               9,735,493         11,265,996
Funds withheld by ceding reinsurer                                     12,143,005         12,474,167
Deferred acquisition costs                                                878,834            891,951
Accrued investment income                                               7,904,437          7,783,170
Other assets                                                              132,874            753,817
Assets held for participating shareholders:
       Cash and cash equivalents                                          461,829            517,195
       Fixed maturity securities                                        1,647,180          1,526,024
       Other assets                                                     1,150,394            966,560
                                                                    -------------      -------------

Total assets                                                        $ 159,815,601      $ 160,574,902
                                                                    =============      =============

Liabilities:
Reserves for losses and loss expenses                               $ 102,544,700      $ 103,151,517
Subordinated notes                                                     35,775,557         35,775,557
Other liabilities                                                       2,536,158          4,561,918
Liabilities relating to participating shareholders:
       Reserves for losses and loss expenses                            2,343,225          2,364,968
       Other liabilities                                                  617,176            518,705
                                                                    -------------      -------------

Total liabilities                                                     143,816,816        146,372,665
                                                                    -------------      -------------

Participating Preferred Shareholders' equity:
Participating Preferred Shares, $0.01 par value; 4,000
       shares authorized, issued and outstanding                               40                 40
Additional paid-in capital                                                  3,960              3,960
Retained earnings                                                         299,002            126,106
                                                                    -------------      -------------

                                                                          303,002            130,106
                                                                    -------------      -------------
Shareholders' equity:
Preferred Shares, $0.01 par value; 5,000,000 shares authorized,
       118,855 shares issued and outstanding                                1,189              1,189
Common Shares, $0.01 par value; 10,000,000 shares
       authorized, 4,079,014 shares issued and outstanding                 40,790             40,790
Additional paid-in capital                                             30,480,687         30,762,968
Appropriation for dividend on Preferred Shares                            282,281                 --
Accumulated other comprehensive loss                                      (63,054)          (393,826)
Retained deficit                                                      (15,046,110)       (16,338,990)
                                                                    -------------      -------------

Total shareholders' equity                                             15,695,783         14,072,131
                                                                    -------------      -------------

Total liabilities and shareholders' equity                          $ 159,815,601      $ 160,574,902
                                                                    =============      =============




                See notes to consolidated financial statements.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED; IN U.S. DOLLARS)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                 ------------------------------
                                                                                     2001              2000
                                                                                 ------------      ------------
Net cash flows from operating activities:
Net income                                                                       $  1,292,880      $  3,318,096
Adjustments to reconcile net income to net cash used by
    operating activities:
    Investment loss (income) related to balances with independent investment
       managers                                                                       477,940        (3,198,220)
    Interest on subordinated notes paid in kind                                            --         1,474,233
    Amortization of fixed maturity securities                                         (26,593)         (104,818)
    Changes in assets and liabilities, net of non-cash activities:
      Funds withheld by ceding reinsurer                                              331,162           315,393
      Receivable from independent investment managers                                  54,784         2,308,068
      Deferred acquisition costs                                                       13,117           115,197
      Accrued investment income                                                    (4,138,431)       (2,819,644)
      Other assets                                                                    566,159           (44,293)
      Reserves for losses and loss expenses                                          (606,817)       (1,712,871)
      Other liabilities                                                            (2,025,760)       (4,042,151)
                                                                                 ------------      ------------

      Net cash used by operating activities                                        (4,061,559)       (4,391,010)
                                                                                 ------------      ------------

Cash flows from investing activities:
    Proceeds from sales of fixed maturity securities                                  150,968           155,058
    Withdrawals from balances with independent investment managers                  4,904,788         4,649,167
    Purchases of investments with independent investment managers                          --        (4,000,000)
    Purchases of fixed maturity securities                                         (2,524,700)       (1,998,750)
                                                                                 ------------      ------------

      Net cash provided (used) by investing activities                              2,531,056        (1,194,525)
                                                                                 ------------      ------------

Decrease in cash and cash equivalents                                              (1,530,503)       (5,585,535)
Cash and cash equivalents at beginning of period                                   11,265,996        22,514,299
                                                                                 ------------      ------------

Cash and cash equivalents at end of period                                       $  9,735,493      $ 16,928,764
                                                                                 ============      ============




                See notes to consolidated financial statements.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 2000. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2000. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 2000.

NOTE B - INVESTMENTS

At March 31, 2001, the Company had fixed maturity securities available for sale with a carrying value of $94.4 million and an amortized cost of $94.5 million and balances with independent investment managers with a carrying value and a fair value of $23.8 million. At December 31, 2000, the Company had fixed maturity securities available for sale with a carrying value of $87.7 million and an amortized cost of $88.1 million and balances with independent investment managers with a carrying value and a fair value of $29.2 million. The amounts invested with independent investment managers are, with certain limited exceptions, withdrawable at least annually, subject to applicable notice requirements.

During the first quarter of 2001 and 2000, the Company elected to receive $4.0 million and $5.3 million, respectively, of the dividend due on the preferred securities of the LLC in the form of additional preferred securities of the LLC in lieu of cash.

NOTE C - CAPITAL SECURITIES AND LOAN FINANCING

Pursuant to the terms of the Subordinated Notes, the Company may, at its option, pay interest due on such notes by the issuance of additional Subordinated Notes. During the first quarter of 2000, interest due on the Subordinated Notes of $1.5 million was paid by the issuance of additional Subordinated Notes. During the first quarter of 2001, interest due on the Subordinated Notes of $1.6 million was paid in cash.

The Company's Series A Preferred Shares (the "Preferred Shares") are entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, a cumulative dividend of 9.5% per annum on the shares' issue price payable in cash, additional Preferred Shares or a combination thereof. A provision for the dividend at March 31, 2001 has been recorded as an appropriation of additional paid-in capital.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE D - COMPUTATION OF NET INCOME PER COMMON SHARE

The following table sets forth the numerators and denominators used to calculate basic and diluted net income per share:

                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          2001           2000
                                                       ----------     ----------
Numerator:
   Net income attributable to Common
      Shares                                           $1,010,599     $3,080,596

Denominator:
   Weighted average common shares outstanding           4,079,014      4,079,014

Basic and diluted net income per Common Share          $     0.25     $     0.76

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

The following is an analysis of the results of operations and financial condition of Delphi International Ltd. (the "Company" which term includes the Company and its consolidated subsidiaries unless the context indicates otherwise). This analysis should be read in conjunction with the Consolidated Financial Statements and related notes included in this document, as well as the Company's report on Form 10-K for the year ended December 31, 2000. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

Underwriting Income. The Company did not earn any premium income from reinsurance contracts during the three months ended March 31, 2001 and 2000. Due to excess capacity in the global reinsurance markets and the resulting lack of attractively priced reinsurance programs, the Company did not take on any new reinsurance business during either period.

Investment Income. Investment income for the three months ended March 31, 2001 was $4.1 million as compared with $6.7 million for the three months ended March 31, 2000. Investment income for the first quarter of 2001 is primarily derived from preferred dividends from the LLC, which accrue at the annual rate of 13.5% to the extent supported by the underlying value of the assets of the LLC. This dividend rate represents a reduction from the 15.5% rate that had applied prior to 2001. Such reduction is subject to ratification at the Company's 2001 annual shareholder meeting. Preferred dividend income in the first quarter of 2001 includes $1.7 million attributable to the recovery in the value of the assets of the LLC, which had experienced a temporary decline during the fourth quarter of 2000. Investment income for the first quarter of 2000 reflected strong investment results.

Underwriting and Other Expenses. Losses and loss expenses for the three months ended March 31, 2001 were $0.8 million as compared with $1.2 million for the three months ended March 31, 2000. Losses and loss expenses primarily reflect the increase in discounted values of existing reserves, which accrete over time. Losses and loss expenses for the first quarter of 2001 decreased $0.4 million primarily due to the recapture of approximately 29% of the remaining liabilities ceded under the reinsurance agreement with RSL in 2000.

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

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Interest due on the Subordinated Notes of $3.0 million and $2.8 million in 2000 and 1999, respectively, was paid by the issuance of additional Subordinated Notes. Interest due on the Subordinated Notes of $1.6 million in the first quarter of 2001 was paid in cash. As of March 31, 2001, the Company had $13.6 million in financial assets at the holding company level. The Company's other source of liquidity at the holding company level consists of dividends from Oracle Re. Dividend payments by the Company's insurance subsidiary to the Company are subject to certain Bermuda regulatory restrictions as well as contractual restrictions. Under the LOC Agreement, dividends by Oracle Re in any fiscal year may generally not exceed the greater of (a) 50% of Oracle Re's statutory net income for the preceding fiscal year and (b) the lesser of (i) $3,000,000 and (ii) Oracle Re's statutory net income for the preceding fiscal year.

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

In addition to Oracle Re's current liquidity requirements, Oracle Re is required to provide collateral security with respect to letters of credit outstanding under the LOC Agreement and otherwise. Under the LOC Agreement, the collateral maintenance requirement is equal to up to 150% of the amount of the outstanding letters of credit. In the event that sufficient collateral cannot be maintained relative to these requirements, Oracle Re may be required to negotiate with its reinsureds to reduce the size of the reinsurance transactions, thereby decreasing the amounts of letters of credit and related collateral requirements under the LOC Agreement. Moreover, if Oracle Re were unable to furnish sufficient collateral or otherwise were to fail to satisfy any covenant or requirement under the LOC Agreement, it may be required to liquidate all or a substantial portion of its investment portfolio or otherwise secure its obligations under its reinsurance agreements, which would likely have a material adverse effect on the business and operations of the Company. The banks under the LOC agreement have given notice to Oracle Re that they will not renew such agreement at its expiration in January 2002. The Company intends to negotiate a replacement letter of credit arrangement with such banks or an alternative group of banks and to negotiate with its ceding companies regarding the implementation of alternative security arrangements with respect to all or a portion of its liabilities; however, there can be no assurance regarding the successful completion by the Company of such arrangements or the terms on which such arrangements can be concluded. Since letter of credit arrangements are presently required under the Company's reinsurance agreements with SNCC and RSL, the failure to complete such arrangements would likely have a material adverse effect on the Company.

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

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



MARKET RISK

There have been no material changes in the Company's exposure to market risk or its management of such risk since December 31, 2000.

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

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  11 - Computation of Net Income Per Common Share (incorporated herein by reference to Note D to the Consolidated Financial Statements included elsewhere herein)

         (b)      Reports on Form 8-K

                  None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DELPHI INTERNATIONAL LTD. (Registrant)


                                /s/ COLIN O'CONNOR
                                ------------------------------------------------
                                    Colin O'Connor
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                /s/ DAVID EZEKIEL
                                ------------------------------------------------
                                    David Ezekiel
                                    Vice President and Director
                                    (Principal Accounting and Financial Officer)

Date: May 15, 2001