Form 10-Q
period 2001-06-30
DELPHI INTERNATIONAL LTD
filed 2001-08-14
CIK 1045275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-34829



                            DELPHI INTERNATIONAL LTD.
             (Exact name of registrant as specified in its charter)



    Bermuda                  (441) 295-3688                98-0206924
(State or other               (Registrant's             (I.R.S. Employer
Jurisdiction of             telephone number,             Identification
incorporation or           including area code)              Number)
organization)

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

                  Yes  [X]           No  [_]


 As of August 10, 2001, the Registrant had 4,079,014 Common Shares outstanding.

                            DELPHI INTERNATIONAL LTD.
                                    FORM 10-Q

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION


PART I.  FINANCIAL INFORMATION                                           Page
                                                                         -----
         Consolidated Statements of Income (Loss) and Comprehensive
         Income (Loss) for the Three and Six Months Ended
         June 30, 2001 and 2000                                            3

         Consolidated Balance Sheets at June 30, 2001
         and December 31, 2000                                             4

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2001 and 2000                           5

         Notes to Consolidated Financial Statements                        6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8



PART II. OTHER INFORMATION                                                11

                          PART I. FINANCIAL INFORMATION

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

                          (UNAUDITED; IN U.S. DOLLARS)

                                                          Three Months Ended                          Six Months Ended
                                                               June 30,                                    June 30,
                                                        2001              2000                      2001              2000
                                                     -----------       -----------               -----------       -----------
REVENUES:
Premiums written                                     $      --         $      --                 $      --         $      --
Premiums ceded                                              --                --                        --                --
                                                     -----------       -----------               -----------       -----------
Premiums earned                                             --                --                        --                --
Underwriting fees                                         23,183               621                    46,317             7,789
Net investment income                                  3,591,057         2,050,973                 7,710,436         8,720,639
                                                     -----------       -----------               -----------       -----------

Total revenues                                         3,614,240         2,051,594                 7,756,753         8,728,428
                                                     -----------       -----------               -----------       -----------

LOSSES AND EXPENSES:
Losses and loss expenses incurred                        854,094           536,248                 1,671,866         1,718,872
Underwriting and acquisition expenses                    813,001           790,223                 1,629,959         1,602,039
Interest expense                                         801,513           766,078                 1,594,833         1,547,511
General and administrative expenses                      492,557           563,360                   914,140         1,146,225
                                                     -----------       -----------               -----------       -----------

Total losses and expenses                              2,961,165         2,655,909                 5,810,798         6,014,647
                                                     -----------       -----------               -----------       -----------

Net income (loss)                                        653,075          (604,315)                1,945,955         2,713,781

Dividends on Preferred Shares                           (282,280)         (280,250)                 (564,561)         (517,750)
                                                     -----------       -----------               -----------       -----------


Net income (loss) attributable to Common Shares      $   370,795       $  (884,565)              $ 1,381,394       $ 2,196,031
                                                     ===========       ===========               ===========       ===========

Basic and diluted income (loss) per Common
    Share                                            $      0.09       $     (0.22)              $      0.34       $      0.54

Comprehensive income (loss):
   Net income (loss)                                 $   653,075       $  (604,315)              $ 1,945,955       $ 2,713,781
   Other comprehensive income (loss):
   Change in unrealized losses on fixed
    maturity securities net of reclassification
    adjustments                                         (290,085)           33,822                    40,687            98,275
                                                     -----------       -----------               -----------       -----------

     Comprehensive income (loss)                     $   362,990       $  (570,493)              $ 1,986,642       $ 2,812,056
                                                     ===========       ===========               ===========       ===========


                 See notes to consolidated financial statements.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED; IN U.S. DOLLARS)


                                                                          June 30,            December 31,
                                                                            2001                  2000
                                                                       -------------         -------------
Assets:
Investments:
     Fixed maturity securities, available for sale                     $  93,922,136         $  87,686,378
     Balances with independent investment managers                        21,134,771            29,193,744
     Equity securities                                                     7,515,900             7,515,900
                                                                       -------------         -------------
                                                                         122,572,807           124,396,022

Cash and cash equivalents                                                 12,380,716            11,265,996
Funds withheld by ceding reinsurer                                        11,811,843            12,474,167
Deferred acquisition costs                                                   865,717               891,951
Accrued investment income                                                  7,347,787             7,783,170
Other assets                                                                  85,053               753,817
Assets held for participating shareholders:
     Cash and cash equivalents                                               622,562               517,195
     Fixed maturity securities                                             1,679,421             1,526,024
     Other assets                                                          1,074,911               966,560
                                                                       -------------         -------------

Total assets                                                           $ 158,440,817         $ 160,574,902
                                                                       =============         =============

Liabilities:
Reserves for losses and loss expenses                                  $ 101,921,010         $ 103,151,517
Subordinated notes                                                        33,275,557            35,775,557
Other liabilities                                                          3,804,583             4,561,918
Liabilities relating to participating shareholders:
     Reserves for losses and loss expenses                                 2,334,781             2,364,968
     Other liabilities                                                       714,901               518,705
                                                                       -------------         -------------

Total liabilities                                                        142,050,832           146,372,665
                                                                       -------------         -------------

Participating Preferred Shareholders' equity:
Participating Preferred Shares, $0.01 par value; 4,000
     shares authorized, issued and outstanding                                    40                    40
Additional paid-in capital                                                     3,960                 3,960
Retained earnings                                                            327,212               126,106
                                                                       -------------         -------------

                                                                             331,212               130,106
                                                                       -------------         -------------
Shareholders' equity:
Preferred Shares, $0.01 par value; 5,000,000 shares authorized,
     118,855 shares issued and outstanding                                     1,189                 1,189
Common Shares, $0.01 par value; 10,000,000 shares
     authorized, 4,079,014 shares issued and outstanding                      40,790                40,790
Additional paid-in capital                                                30,198,407            30,762,968
Appropriation for dividend on Preferred Shares                               564,561                  --
Accumulated other comprehensive loss                                        (353,139)             (393,826)
Retained deficit                                                         (14,393,035)          (16,338,990)
                                                                       -------------         -------------

Total shareholders' equity                                                16,058,773            14,072,131
                                                                       -------------         -------------

Total liabilities and shareholders' equity                             $ 158,440,817         $ 160,574,902
                                                                       =============         =============


                 See notes to consolidated financial statements.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED; IN U.S. DOLLARS)


                                                                                         Six Months Ended
                                                                                               June 30,
                                                                                       2001                 2000
                                                                                   ------------         ------------
Net cash flows from operating activities:
Net income                                                                         $  1,945,955         $  2,713,781
Adjustments to reconcile net income to net cash used by
   operating activities:
   Investment loss (income) related to balances with independent investment
      managers                                                                          157,349           (2,053,683)
   Interest on subordinated notes paid in kind                                             --              1,474,233
   Amortization of fixed maturity securities                                            (53,017)             (64,812)
   Changes in assets and liabilities, net of non-cash activities:
    Funds withheld by ceding reinsurer                                                  662,324              630,784
    Receivable from independent investment managers                                      54,784            2,536,997
    Deferred acquisition costs                                                           26,234              174,906
    Accrued investment income                                                        (3,581,781)          (5,626,913)
    Other assets                                                                        613,980              (53,575)
    Reserves for losses and loss expenses                                            (1,230,507)          (7,159,654)
    Other liabilities                                                                  (757,335)          (3,669,811)
                                                                                   ------------         ------------

    Net cash used by operating activities                                            (2,162,014)         (11,097,747)
                                                                                   ------------         ------------

Cash flows from investing activities:
   Proceeds from sales of fixed maturity securities                                     399,810              319,395
   Withdrawals from balances with independent investment managers                     8,956,703           11,508,255
   Purchases of investments with independent investment managers                     (1,055,079)          (5,575,000)
   Purchases of fixed maturity securities                                            (2,524,700)          (1,998,750)
                                                                                   ------------         ------------

    Net cash provided by investing activities                                         5,776,734            4,253,900
                                                                                   ------------         ------------

Cash flows from financing activities:
   Repayment of Subordinated Notes                                                   (2,500,000)                  --
                                                                                   ------------         ------------
    Net cash used by financing activities                                            (2,500,000)                  --
                                                                                   ------------         ------------

Increase (decrease) in cash and cash equivalents                                      1,114,720           (6,843,847)
Cash and cash equivalents at beginning of period                                     11,265,996           22,514,299
                                                                                   ------------         ------------

Cash and cash equivalents at end of period                                         $ 12,380,716         $ 15,670,452
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

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 2000. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2000. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 2000.

NOTE B - INVESTMENTS

At June 30, 2001, the Company had fixed maturity securities available for sale with a carrying value of $93.9 million and an amortized cost of $94.3 million and balances with independent investment managers with a carrying value and a fair value of $21.1 million. At December 31, 2000, the Company had fixed maturity securities available for sale with a carrying value of $87.7 million and an amortized cost of $88.1 million and balances with independent investment managers with a carrying value and a fair value of $29.2 million. The amounts invested with independent investment managers are, with certain limited exceptions, withdrawable at least annually, subject to applicable notice requirements.

During the first half of 2001 and 2000, the Company elected to receive $4.0 million and $5.3 million, respectively, of the dividend due on the preferred securities of the LLC in the form of additional preferred securities of the LLC in lieu of cash.

NOTE C - CAPITAL SECURITIES AND LOAN FINANCING

Pursuant to the terms of the Subordinated Notes, the Company may, at its option, pay interest due on such notes by the issuance of additional Subordinated Notes. During the first half of 2000, interest due on the Subordinated Notes of $1.5 million was paid by the issuance of additional Subordinated Notes. During the first half of 2001, interest due on the Subordinated Notes of $1.6 million was paid in cash. In June 2001, the Company repaid $2.5 million principal amount of the $35.8 million principal amount outstanding on the Subordinated Notes.

The Company's Series A Preferred Shares (the "Preferred Shares") are entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, a cumulative dividend of 9.5% per annum on the shares' issue price payable in cash, additional Preferred Shares or a combination thereof. A provision for the dividend at June 30, 2001 has been recorded as an appropriation of additional paid-in capital.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE D - COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the numerators and denominators used to calculate basic and diluted net income per share:

                                                           Three Months Ended                     Six Months Ended
                                                                June 30,                              June 30,
                                                         2001               2000               2001              2000
                                                      ----------        -----------         ----------        ----------
Numerator:
      Net income (loss) attributable to Common
      Shares                                          $  370,795        $  (884,565)        $1,381,394        $2,196,031

Denominator:
   Weighted average common shares outstanding          4,079,014          4,079,014          4,079,014         4,079,014
   Effect of dilutive securities                            --                 --                 --                 355
                                                      ----------        -----------         ----------        ----------
   Weighted average common shares outstanding,
      assuming dilution                                4,079,014          4,079,014          4,079,014         4,079,369
                                                      ==========        ===========         ==========        ==========

Basic and diluted net income (loss) per Common
   Share                                              $     0.09        $     (0.22)        $     0.34        $     0.54

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

RESULTS OF OPERATIONS

Underwriting Income. The Company did not earn any premium income from reinsurance contracts during the six months ended June 30, 2001 and 2000. Due to excess capacity in the global reinsurance markets and the resulting lack of attractively priced reinsurance programs, the Company did not take on any new reinsurance business during either period.

Investment Income. Investment income for the six months ended June 30, 2001 was $7.7 million as compared with $8.7 million for the six months ended June 30, 2000. Investment income for the first half of 2001 is primarily derived from preferred dividends from the LLC, which accrue at the annual rate of 13.5% to the extent supported by the underlying value of the assets of the LLC. This dividend rate represents a reduction from the 15.5% rate that had applied prior to 2001. Preferred dividend income in the first half of 2001 includes $2.1 million attributable to the recovery in the value of the assets of the LLC, which had experienced a temporary decline during the fourth quarter of 2000. Investment income for the first half of 2000 reflected strong investment results.

Underwriting and Other Expenses. Losses and loss expenses for the six months ended June 30, 2001 and 2000 were $1.7 million in both periods. Losses and loss expenses primarily reflect the increase in discounted values of existing reserves, which accrete over time. Losses and loss expenses related to the group long term disability liabilities reinsured under the agreement with RSL decreased $0.3 million in the first half of 2001 as compared to the same period a year ago, primarily due to the recapture in the first half of 2000 of approximately 29% of the then remaining liabilities on this business. Losses and loss expenses for the first half of 2000 have been reduced by a $0.5 million gain realized on the recapture of this business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liquidity needs at the holding company level include funding operating expenses and interest payments on the Subordinated Notes. At the Company's option, the Company may pay interest on the Subordinated Notes in additional Subordinated Notes in lieu of cash payments during any five-year period. Interest due on the Subordinated Notes of $3.0 million and $2.8 million in 2000 and 1999, respectively, was paid by the issuance of additional Subordinated Notes. Interest due on the Subordinated Notes of $1.6 million in the first half of 2001 was paid in cash. The Company repaid $2.5 million principal amount of the Subordinated Notes in June 2001. As of June 30, 2001, the Company had $11.2 million in financial assets at the holding company level. The Company's other source of liquidity at the holding company level consists of dividends from Oracle Re. Dividend payments by the Company's insurance subsidiary to the Company are subject to certain Bermuda regulatory restrictions as well as contractual restrictions. Under the LOC Agreement, dividends by Oracle Re in any fiscal year may generally not exceed the greater of (a) 50% of Oracle Re's statutory net income for the preceding fiscal year and (b) the lesser of (i) $3,000,000 and (ii) Oracle Re's statutory net income for the preceding fiscal year.

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

In addition to Oracle Re's current liquidity requirements, Oracle Re is required to provide collateral security with respect to letters of credit outstanding under the LOC Agreement and otherwise. Under the LOC Agreement, the collateral maintenance requirement is equal to up to 150% of the amount of the outstanding letters of credit. In the event that sufficient collateral cannot be maintained relative to these requirements, Oracle Re may be required to negotiate with its reinsureds to reduce the size of the reinsurance transactions, thereby decreasing the amounts of letters of credit and related collateral requirements under the LOC Agreement. Moreover, if Oracle Re were unable to furnish sufficient collateral or otherwise were to fail to satisfy any covenant or requirement under the LOC Agreement, it may be required to liquidate all or a substantial portion of its investment portfolio or otherwise secure its obligations under its reinsurance agreements, which would likely have a material adverse effect on the business and operations of the Company. The banks under the LOC agreement have given notice to Oracle Re that they will not renew such agreement at its expiration in January 2002. The Company intends to negotiate a replacement letter of credit arrangement with such banks or an alternative group of banks and to negotiate with its ceding companies regarding the implementation of alternative security arrangements with respect to all or a portion of its liabilities or alternative arrangements for the satisfaction of such liabilities; however, there can be no assurance regarding the successful completion by the Company of such arrangements or the terms on which such arrangements can be concluded. Since letter of credit arrangements are presently required under the Company's reinsurance agreements with SNCC and RSL, the failure to complete such arrangements would likely have a material adverse effect on the Company.

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

                           PART II. OTHER INFORMATION



Item 4.     Submission of Matters to a Vote of Security Holders

            The Company held its Annual General Meeting of Shareholders on May 22, 2001. Three directors were elected at the meeting for a term of three years. The voting results for all matters at the meeting were as follows:

            1)    Election of Directors:

                                                                           VOTES
                                                                ---------------------------
                                                                                  Withhold
                                                                   For            Authority
                                                                   ---            ---------
                  Robert Rosenkranz....................         1,658,860          37,522
                  David Ezekiel........................         1,658,860          37,522
                  Nicolas G. Trollope..................         1,658,860          37,522

            2) With regard to the adoption of the consolidated financial statements of the Company for the year ended December 31, 2000, this proposal received 1,681,471 votes for approval, 14,196 votes against approval and 715 votes abstaining.

            3) With regard to the appointment of Ernst & Young as the Company's independent auditors for the fiscal year ending December 31, 2001, this proposal received 1,661,019 votes for approval, 35,363 votes against approval and no votes abstaining.

            4) With regard to proposals to be considered by the Company, as the holder of all outstanding voting common shares of Oracle Reinsurance Company Ltd. and O.R. Investments Ltd., at the Annual General Meetings of Oracle Reinsurance Company Ltd. and O.R. Investments Ltd., this proposal received 1,651,515 votes for approval, 32,667 votes against approval and 12,200 votes abstaining.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  11 - Computation of Net Income (Loss) Per Common Share (incorporated herein by reference to Note D to the Consolidated Financial Statements included elsewhere herein)

            (b)   Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DELPHI INTERNATIONAL LTD. (Registrant)


                              /s/ COLIN O'CONNOR
                              -----------------------------------------
                              Colin O'Connor
                              President and Chief Executive Officer
                              (Principal Executive Officer)

                              /s/ DAVID EZEKIEL
                              -----------------------------------------
                              David Ezekiel
                              Vice President and Director
                              (Principal Accounting and Financial Officer)


Date: August 14th, 2001