Form 10-Q
period 2001-09-30
DELPHI INTERNATIONAL LTD
filed 2001-11-14
CIK 1045275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                               ------    ------

Commission File Number 333-34829
                       ---------


                            DELPHI INTERNATIONAL LTD.
             (Exact name of registrant as specified in its charter)


            Bermuda                             (441) 295-3688                                 98-0206924
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


As of November 9, 2001, the Registrant had 4,079,014 Common Shares outstanding.

                            DELPHI INTERNATIONAL LTD.
                                    FORM 10-Q

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION



PART I.           FINANCIAL INFORMATION                                         Page
                                                                                -----
                  Consolidated Statements of (Loss) Income and Comprehensive
                  (Loss) Income for the Three and Nine Months Ended
                  September 30, 2001 and 2000                                      3

                  Consolidated Balance Sheets at September 30, 2001
                  and December 31, 2000                                            4

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2001 and 2000                    5

                  Notes to Consolidated Financial Statements                       6

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              8


PART II.          OTHER INFORMATION                                                10

                          PART I. FINANCIAL INFORMATION

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

                          (UNAUDITED; IN U.S. DOLLARS)


                                                              Three Months Ended                         Nine Months Ended
                                                                 September 30,                             September 30,
                                                                 -------------                             -------------
                                                           2001                2000                  2001                 2000
                                                           ----                ----                  ----                 ----
REVENUES:
Premiums written                                       $         --         $         --         $         --         $         --
Premiums ceded                                                   --                   --                   --                   --
                                                       ------------         ------------         ------------         ------------
Premiums earned                                                  --                   --                   --                   --
Underwriting fees                                             6,565               37,554               52,882               45,343
Net investment income                                     1,205,394            3,799,942            8,915,830           12,520,581
                                                       ------------         ------------         ------------         ------------

Total revenues                                            1,211,959            3,837,496            8,968,712           12,565,924
                                                       ------------         ------------         ------------         ------------

LOSSES AND EXPENSES:
Losses and loss expenses incurred                         1,540,004              976,177            3,211,870            2,695,049
Underwriting and acquisition expenses                       808,523              782,162            2,438,482            2,384,201
Interest expense                                            795,538              808,834            2,390,371            2,356,345
General and administrative expenses                         416,565              439,492            1,330,705            1,585,717
                                                       ------------         ------------         ------------         ------------

Total losses and expenses                                 3,560,630            3,006,665            9,371,428            9,021,312
                                                       ------------         ------------         ------------         ------------

Net (loss) income                                        (2,348,671)             830,831             (402,716)           3,544,612

Dividends on Preferred Shares                              (282,281)            (258,875)            (846,842)            (776,625)
                                                       ------------         ------------         ------------         ------------

Net (loss) income attributable to Common Shares        $ (2,630,952)        $    571,956         $ (1,249,558)        $  2,767,987
                                                       ============         ============         ============         ============


Basic and diluted (loss) income per Common
    Share                                              $      (0.64)        $       0.14         $      (0.31)        $       0.68

Comprehensive (loss) income:
   Net (loss) income                                   $ (2,348,671)        $    830,831         $   (402,716)        $  3,544,612
   Other comprehensive income:
   Change in unrealized losses on fixed
    maturity securities net of reclassification
    adjustments                                             353,139              248,914              393,826              347,189
                                                       ------------         ------------         ------------         ------------

     Comprehensive (loss) income                       $ (1,995,532)        $  1,079,745         $     (8,890)        $  3,891,801
                                                       ============         ============         ============         ============


                See notes to consolidated financial statements.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED; IN U.S. DOLLARS)

                                                                       September 30,          December 31,
                                                                           2001                  2000
                                                                           ----                  ----
Assets:
Investments:
       Fixed maturity securities, available for sale                   $  74,400,111         $  87,686,378
       Balances with independent investment managers                      21,388,285            29,193,744
       Equity securities                                                   7,515,900             7,515,900
                                                                       -------------         -------------
                                                                         103,304,296           124,396,022

Cash and cash equivalents                                                 29,671,049            11,265,996
Funds withheld by ceding reinsurer                                        11,483,411            12,474,167
Reinsurance receivables                                                    1,000,000                  --
Deferred acquisition costs                                                   852,600               891,951
Accrued investment income                                                  6,958,347             7,783,170
Other assets                                                                  84,577               753,817
Assets held for participating shareholders:
       Cash and cash equivalents                                             617,558               517,195
       Fixed maturity securities                                           1,428,996             1,526,024
       Other assets                                                        1,120,727               966,560
                                                                       -------------         -------------

Total assets                                                           $ 156,521,561         $ 160,574,902
                                                                       =============         =============

Liabilities:
Reserves for losses and loss expenses                                  $ 102,501,658         $ 103,151,517
Subordinated notes                                                        33,275,557            35,775,557
Other liabilities                                                          3,509,824             4,561,918
Liabilities relating to participating shareholders:
       Reserves for losses and loss expenses                               2,354,850             2,364,968
       Other liabilities                                                     702,636               518,705
                                                                       -------------         -------------

Total liabilities                                                        142,344,525           146,372,665
                                                                       -------------         -------------

Participating Preferred Shareholders' equity:
Participating Preferred Shares, $0.01 par value; 4,000
       shares authorized, issued and outstanding                                  40                    40
Additional paid-in capital                                                     3,960                 3,960
Retained earnings                                                            109,795               126,106
                                                                       -------------         -------------

                                                                             113,795               130,106
                                                                       -------------         -------------

Shareholders' equity:
Preferred Shares, $0.01 par value; 5,000,000 shares authorized,
       118,855 shares issued and outstanding                                   1,189                 1,189
Common Shares, $0.01 par value; 10,000,000 shares
       authorized, 4,079,014 shares issued and outstanding                    40,790                40,790
Additional paid-in capital                                                29,916,126            30,762,968
Appropriation for dividend on Preferred Shares                               846,842                  --
Accumulated other comprehensive loss                                            --                (393,826)
Retained deficit                                                         (16,741,706)          (16,338,990)
                                                                       -------------         -------------

Total shareholders' equity                                                14,063,241            14,072,131
                                                                       -------------         -------------

Total liabilities and shareholders' equity                             $ 156,521,561         $ 160,574,902
                                                                       =============         =============


                 See notes to consolidated financial statements.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED; IN U.S. DOLLARS)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                        -------------
                                                                                 2001                 2000
                                                                                 ----                 ----
Net cash flows from operating activities:
Net (loss) income                                                            $   (402,716)        $  3,544,612
Adjustments to reconcile net (loss) income to net cash used by operating activities:
    Investment income related to balances with independent investment
       managers                                                                (1,037,376)          (2,560,111)
    Interest on subordinated notes paid in kind                                        --            3,014,807
    Realized gains on sales of fixed maturity securities                           (1,787)                  --
    Amortization of fixed maturity securities                                     (65,297)             (91,723)
    Changes in assets and liabilities, net of non-cash activities:
      Funds withheld by ceding reinsurer                                          990,756              946,176
      Reinsurance receivables                                                  (1,000,000)                  --
      Receivable from independent investment managers                              54,784            2,536,997
      Deferred acquisition costs                                                   39,351              187,943
      Accrued investment income                                                (3,192,340)          (8,154,848)
      Other assets                                                                614,456                5,168
      Reserves for losses and loss expenses                                      (649,859)          (8,416,077)
      Other liabilities                                                        (1,052,094)          (4,221,734)
                                                                             ------------         ------------

      Net cash used by operating activities                                    (5,702,122)         (13,208,790)
                                                                             ------------         ------------

Cash flows from investing activities:
    Proceeds from sales of fixed maturity securities                           20,289,040            2,985,163
    Withdrawals from balances with independent investment managers              9,958,564           11,602,765
    Purchases of investments with independent investment managers              (1,115,729)         (10,575,000)
    Purchases of fixed maturity securities                                     (2,524,700)          (1,998,750)
                                                                             ------------         ------------

      Net cash provided by investing activities                                26,607,175            2,014,178
                                                                             ------------         ------------

Cash flows from financing activities:
    Proceeds from issuance of participating preferred shares                           --                3,000
    Dividend payment on preferred shares                                               --              (50,000)
    Repayment of Subordinated Notes                                            (2,500,000)                  --
                                                                             ------------         ------------
      Net cash used by financing activities                                    (2,500,000)             (47,000)
                                                                             ------------         ------------

Increase (decrease) in cash and cash equivalents                               18,405,053          (11,241,612)
Cash and cash equivalents at beginning of period                               11,265,996           22,514,299
                                                                             ------------         ------------

Cash and cash equivalents at end of period                                   $ 29,671,049         $ 11,272,687
                                                                             ============         ============



                See notes to consolidated financial statements.

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES


The financial statements included herein were prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Company's report on Form 10-K for the year ended December 31, 2000. The information furnished includes all adjustments and accruals of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2000. Capitalized terms used herein without definition have the meanings ascribed to them in the Company's report on Form 10-K for the year ended December 31, 2000.

NOTE B - COMMUTATION, PREPAYMENT AND REDEMPTION AGREEMENT

On September 14, 2001, the Company reached an agreement with its primary reinsureds, creditors and preferred securityholders pursuant to which it will settle substantially all of its reinsurance obligations, as well as its obligations under its Subordinated Notes and Preferred Shares. Upon consummation of the commutation in October 2001, the Company's subsidiary, Oracle Re, transferred $84.0 million, net of $11.5 million which had been held by the reinsureds, to the reinsureds in settlement of its obligations under the agreements. The Company liquidated a substantial majority of its investment in the LLC in October 2001 to fund the commutation of the reinsurance agreements as described above. The Company will recognize a gain of $2.6 million on the commutation of the reinsurance agreements in the fourth quarter of 2001. In furtherance of this agreement, Oracle Re will cease operations and commute all of its remaining reinsurance agreements currently in effect. Upon settlement of its remaining liabilities, the Company and its subsidiaries intend, subject to receipt of shareholder approvals, to commence winding up and liquidation proceedings. Under the terms of the agreement reached by the Company, the Company's common shareholders are to receive a liquidating distribution in the amount of $3.00 per share. Subject to timely receipt of shareholder approvals, the Company believes that the liquidation process will be completed in the first quarter of 2002.


NOTE C- INVESTMENTS

At September 30, 2001, the Company had fixed maturity securities available for sale with a carrying value and amortized cost of $74.4 million and balances with independent investment managers with a carrying value and a fair value of $21.4 million. At December 31, 2000, the Company had fixed maturity securities available for sale with a carrying value of $87.7 million and an amortized cost of $88.1 million and balances with independent investment managers with a carrying value and a fair value of $29.2 million. The amounts invested with independent investment managers are, with certain limited exceptions, withdrawable at least annually, subject to applicable notice requirements.

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

                   DELPHI INTERNATIONAL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE D -  CAPITAL SECURITIES AND LOAN FINANCING

Pursuant to the terms of the Subordinated Notes, the Company may, at its option, pay interest due on such notes by the issuance of additional Subordinated Notes. During the first nine months of 2000, interest due on the Subordinated Notes of $3.0 million was paid by the issuance of additional Subordinated Notes. During the first nine months of 2001, interest due on the Subordinated Notes of $3.2 million was paid in cash. In June 2001, the Company repaid $2.5 million principal amount of the $35.8 million principal amount outstanding on the Subordinated Notes. The Company expects to settle all of its obligations under the Subordinated Notes in the first quarter of 2002. See "Note B - Commutation, Prepayment and Redemption Agreement."

The Company's Preferred Shares are entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, a cumulative dividend of 9.5% per annum on the shares' issue price payable in cash, additional Preferred Shares or a combination thereof. A provision for the dividend at September 30, 2001 has been recorded as an appropriation of additional paid-in capital. The Company expects to settle all of its obligations under the Preferred Shares in the first quarter of 2002. See "Note B - Commutation, Prepayment and Redemption Agreement."


NOTE E -  COMPUTATION OF NET (LOSS) INCOME PER COMMON SHARE


The following table sets forth the numerators and denominators used to calculate basic and diluted net (loss) income per share:

                                                            Three Months Ended                     Nine Months Ended
                                                               September 30,                         September 30,
                                                               -------------                         -------------

                                                         2001                2000               2001                2000
                                                      -----------         -----------        -----------         -----------
Numerator:
      Net (loss) income attributable to Common
      Shares                                          $(2,630,952)        $   571,956        $(1,249,558)        $ 2,767,987

Denominator:
   Weighted average common shares outstanding           4,079,014           4,079,014          4,079,014           4,079,014
   Effect of dilutive securities                               --                  --                 --                 237
                                                      -----------         -----------        -----------         -----------
   Weighted average common shares outstanding,
      assuming dilution                                 4,079,014           4,079,014          4,079,014           4,079,251
                                                      ===========         ===========        ===========         ===========

Basic and diluted net (loss) income per Common
   Share                                              $     (0.64)        $      0.14        $     (0.31)        $      0.68

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


LIQUIDITY AND CAPITAL RESOURCES

On September 14, 2001, the Company reached an agreement with its primary reinsureds, creditors and preferred securityholders pursuant to which it will settle substantially all of its reinsurance obligations, as well as its obligations under its Subordinated Notes and Preferred Shares. Upon consummation of the commutation in October 2001, the Company's subsidiary, Oracle Re, transferred $84.0 million, net of $11.5 million which had been held by the reinsureds, to the reinsureds in settlement of its obligations under the agreements. The Company liquidated a substantial majority of its investment in the LLC in October 2001 to fund the commutation of the reinsurance agreements as described above. The Company will recognize a gain of $2.6 million on the commutation of the reinsurance agreements in the fourth quarter of 2001. In furtherance of this agreement, Oracle Re will cease operations and commute all of its remaining reinsurance agreements currently in effect. Upon settlement of its remaining liabilities, the Company and its subsidiaries intend, subject to receipt of shareholder approvals, to commence winding up and liquidation proceedings. Under the terms of the agreement reached by the Company, the Company's common shareholders are to receive a liquidating distribution in the amount of $3.00 per share. Subject to timely receipt of shareholder approvals, the Company believes that the liquidation process will be completed in the first quarter of 2002.


RESULTS OF OPERATIONS

Investment Income. Investment income for the nine months ended September 30, 2001 was $8.9 million as compared with $12.5 million for the nine months ended September 30, 2000. Investment income for the first nine months of 2001 is primarily derived from preferred dividends from the LLC, which accrue at the annual rate of 13.5% to the extent supported by the underlying value of the assets of the LLC. This dividend rate represents a reduction from the 15.5% rate that had applied prior to 2001. Preferred dividend income for the first nine months of 2001 has been accrued to the extent supported by the underlying assets of the LLC, which is $0.7 million less than the dividend income that would have been accrued at the annual dividend rate. The Company liquidated a substantial majority of its investment in the LLC in October 2001 to fund the commutation of the reinsurance agreements as described above. Investment income for the first nine months of 2000 reflected strong investment results.

Underwriting and Other Expenses. Losses and loss expenses for the nine months ended September 30, 2001 were $3.2 million as compared with $2.7 million for the nine months ended September 30, 2000. Losses and loss expenses primarily reflect the increase in discounted values of existing reserves, which accrete over time. Losses and loss expenses for the first nine months of 2000 were reduced by a $0.5 million gain realized on the recapture of approximately 29% of the then remaining group long term disability liabilities reinsured under an agreement with RSL.

                            DELPHI INTERNATIONAL LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MARKET RISK

There have been no material changes in the Company's exposure to market risk or its management of such risk since December 31, 2000.


CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In connection with and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the foregoing discussions and elsewhere in this Form 10-Q and in any other statement made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future developments. These forward-looking statements are identified by the use of the terms "intend" and "believes." Forward-looking statements are necessarily based upon assumptions that are inherently subject to significant uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change, including but not limited to the ability of the Company to secure the requisite approvals and take other necessary actions so as to complete its winding up and liquidation in a timely manner. These uncertainties could cause actual results to differ materially from these forward-looking statements. The Company disclaims any obligation to update forward-looking information.

                           PART II. OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K

              (a)      Exhibits

                       11 - Computation of Net (Loss) Income Per Common Share (incorporated herein by reference to Note D to the Consolidated Financial Statements included elsewhere herein)

              (b)      Reports on Form 8-K

                       The Company filed a report on Form 8-K on September 14, 2001, which includes a copy of the Company's press release issued on September 14, 2001 and the form of the Commutation, Prepayment and Redemption Agreement dated September 14, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DELPHI INTERNATIONAL LTD. (Registrant)



                                   /s/ COLIN O'CONNOR
                                   --------------------------------------------
                                   Colin O'Connor
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                   /s/ DAVID EZEKIEL
                                   --------------------------------------------
                                   David Ezekiel
                                   Vice President and Director
                                   (Principal Accounting and Financial Officer)


Date: November 13th, 2001